Form 10-Q
period 2025-12-31
Forgent Power Solutions, Inc.
filed 2026-03-16
CIK 2080126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 001-43102
___________________________________
Forgent Power Solutions, Inc.
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	39-3386651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11500 Dayton Parkway Dayton, MN	55369
(Address of Principal Executive Offices)	(Zip Code)
(763) 588-0536
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.00001 per share	FPS	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Number of Shares Outstanding
Class A Common Stock, $0.00001 par value per share	233,335,645	shares outstanding as of March 9, 2026
Class B Common Stock, $0.00001 par value per share	71,093,244	shares outstanding as of March 9, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some information in this Quarterly Report on Form 10-Q (this "Quarterly Report") contains forward-looking statements that are based on our management’s beliefs, expectations and assumptions and currently available information. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, technology developments, financing and investment plans, dividend policy, competitive position, industry and regulatory environment, potential growth opportunities and the effects of competition. Forward-looking include statements that are not historical facts may be identified by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” and similar expressions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent risks, uncertainties and other changes in circumstances we cannot predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements and you should not place undue reliance on such statements.
Important factors that could cause actual results to differ materially from our expectations include:

•if there is less demand for, or greater supply of, electrical distribution equipment in the future, the price of electrical distribution equipment could decline which would adversely impact both our revenue growth and profit margins;
•if the prices of electrical steel, carbon steel, aluminum or copper increase in the future and we are unable to pass those increases on to our customers, our profit margins could be significantly impacted;
•our cost of and access to raw materials and components from international vendors could be adversely impacted by changes in government policies, including the imposition of additional duties, tariffs and other charges on imports and exports or restrictions on purchases of components from certain foreign countries;
•significant disruptions to our supply chain, including the high cost or unavailability of raw materials and components required to manufacture our products, and significant disruptions to our distribution networks could have a material adverse effect on our business, financial condition and results of operations;
•our growth depends in part on continued investment in new data centers, which depends in part on continued interest in developing artificial intelligence;
•demand for our products depends, in large part, on new construction activity which has declined significantly during past recessions;
•any delay or interruption in the operations of any of our manufacturing campuses could impair our ability to provide products to customers;
•if we are unable to complete our expansion in the timeframe we anticipate or the expansion does not give us the additional capacity that we expect, we may not be able to achieve our anticipated level of growth;
•amounts included in our backlog may not result in the revenue or generate profits in the amount we expect or on the timeframe that we anticipate;
•we operate in competitive environments, and our failure to compete successfully could cause us to lose market share;
•any failure of our products could subject us to substantial liability, including product liability claims, which could damage our reputation or the reputation of one or more of our brands;
•the long sales cycles for certain of our electrical distribution equipment, as well as unpredictable placing or canceling of customer orders, particularly large orders, may cause our revenues and operating results to vary significantly from quarter to quarter, which could make our future results of operations less predictable;
•if changing efficiency standards for transformers increases the cost of producing our transformer products and we are unable to pass these higher costs on to our customers, margins on our transformer products could decline;
•if we fail to motivate and retain our key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our anticipated level of growth;
•changes in technology or customer preferences could result in less demand for certain categories of electrical distribution equipment;
•large companies often require more favorable terms and conditions in our contracts, which could result in downward pricing pressures on our business, less desirable payment terms or greater warranty and contractual obligations;

•our strategy to increase our sales of Powertrain Solutions could result in a concentration of our sales with fewer customers and a significant reduction in orders from any one of these customers could adversely impact our business;
•our operations and quality control could be disrupted if we encounter problems with outside vendors, subcontractors and third-party suppliers;
•unexpected events, such as natural disasters, geopolitical conflicts, pandemics, a volatile global economic environment, inflation, high interest rates, a potential recession and other events beyond our control, may increase our cost of doing business or disrupt our operations;
•the integration of the business acquisitions poses risks to the operation of our business;
•environmental, health and safety (“EHS”) laws and regulations could result in substantial costs and liabilities;
•the impact of import or export laws could have a material adverse effect on our business, financial condition and results of operations;
•our indebtedness may restrict our current and future operations;
•our organizational structure, including the Tax Receivable Agreement (as defined in Note 4, "Subsequent Events" of Forgent Power Solutions, Inc.'s financial statements included herein), confers certain benefits upon the Continuing Equity Owners (as defined in Note 4, "Subsequent Events" of Forgent Power Solutions, Inc.'s financial statements included herein) that will not benefit certain holders of our Class A common stock to the same extent it will benefit the Continuing Equity Owners;
•in certain cases, payments under the Tax Receivable Agreement to the Continuing Equity Owners may be accelerated or significantly exceed any actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement;
•our status as a “controlled company” and ability to rely on exemptions from certain corporate governance requirements;
•Neos Partners, LP will have significant influence over us and its interests may conflict with our interests and the interests of other stockholders;
•Delaware law and anti-takeover provisions in our governing documents may have the effect of delaying or preventing a change of control or changes in our management and may deprive our investors of the opportunity to receive a premium for their shares;
•the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members and officers; and
•the risk factors described under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in our final prospectus, dated February 4, 2026, filed with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended, (the “Prospectus”) and other cautionary statements included in this Quarterly Report.

The forward-looking statements included in this Form 10-Q represent our management's belief and assumptions only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements as a result of new information, future events or otherwise.

EXPLANATORY NOTE

This quarterly report on Form 10-Q presents (i) the balance sheets of Forgent Power Solutions, Inc., the registrant, as of December 31, 2025 and July 24, 2025 and (ii) the historical condensed consolidated financial information and data as of December 31, 2025 and June 30, 2025 and for the three and six months ended December 31, 2025 and 2024 for Forgent Intermediate LLC, which includes the financial information and data of Forgent Power Solutions LLC ("Opco"). All of our business operations are currently, and have historically been, conducted through Opco and its direct and indirect subsidiaries.

Forgent Power Solutions, Inc. was incorporated in Delaware on July 21, 2025 to be the issuer for our initial public offering (the “initial public offering” or “IPO”), which occurred on February 6, 2026. Separate statements of operations, comprehensive income, changes in stockholder’s equity, and cash flows have not been presented for Forgent Power Solutions, Inc. for the period from July 24, 2025 to December 31, 2025, because during that period, Forgent Power Solutions, Inc. did not engage in any material business or other activities except in connection with its formation.

As a result of the Reorganization Transactions (as defined below), which occurred in connection with the IPO, Forgent Power Solutions, Inc. consolidates Opco. Accordingly, in future periodic reports, we will present the historical condensed consolidated financial information and data of Forgent Power Solutions, Inc., which will include the financial information and data of Forgent Intermediate LLC and Opco.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
FORGENT POWER SOLUTIONS, INC.
BALANCE SHEETS (UNAUDITED)
(in thousands)

	December 31, 2025	July 24, 2025
Assets
Current Assets
Cash	$—	$—
Total Assets	$—	$—
Commitments and Contingencies
Stockholder's Equity:
Common stock, $0.001 par value, 100 shares authorized, issued, and outstanding	$—	$—
Total Stockholder's Equity	$—	$—
See Accompanying Notes to Financial Statements.

FORGENT POWER SOLUTIONS, INC.
NOTES TO BALANCE SHEETS
(Unaudited)
1.    Nature of Business
Forgent Power Solutions, Inc. (the “Corporation”) was incorporated in Delaware on July 21, 2025. The Corporation is a holding company, and its principal asset is an indirect controlling equity interest in Forgent Power Solutions LLC (“Opco”). As the sole managing member of Opco, the Corporation operates and controls all of the business and affairs of Opco, and through Opco and its subsidiaries, conducts its business.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The balance sheets are presented in accordance with accounting principles generally accepted in the United States of America. Separate statements of income, comprehensive income, changes in stockholder’s equity, and cash flows have not been presented because the Corporation has not engaged in any activities except in connection with its formation through December 31, 2025.
On February 6, 2026, the Corporation closed an initial public offering (the “IPO”) of 16,586,427 shares of Class A common stock (as defined below) sold by the Corporation and 39,413,573 shares of Class A common stock sold by parent entities of the Corporation controlled by Neos Partners, LP (collectively, the "Selling Stockholders"), in each case, at a public offering price of $27.00 per share. On February 9, 2026, the Corporation and the Selling Stockholders completed the sale of 2,487,964 and 5,912,036 shares of Class A common stock, respectively, pursuant to the exercise in full of the underwriters' overallotment option. From the IPO and exercise of the underwriters' overallotment option, the Corporation received $491.8 million in proceeds, net of underwriting discounts and commissions, which was used to indirectly purchase 19,074,391 capital ownership interests (“Opco LLC Interests”) of Opco, and Opco utilized the net proceeds it received from the sale of Opco LLC Interests to the Corporation to redeem Opco LLC Interests from Forgent Parent II LP and Forgent Parent III LP (the “Existing Opco LLC Owners”). The Corporation did not receive any of the proceeds from the sale of Class A common stock by the Selling Stockholders. Immediately prior to the IPO and following the IPO, Forgent Intermediate LLC was, and will be, a wholly owned subsidiary of the Corporation and will be the managing member and own all of the limited liability company units of Forgent Intermediate II LLC. In turn, Forgent Intermediate II LLC will be the managing member of Opco. Forgent Intermediate LLC and Forgent Intermediate II LLC, collectively, own a majority of the Opco LLC Interests, and the remaining Opco LLC Interests are owned by the Existing Opco LLC Owners. As a result, the Corporation is the indirect sole managing member of Opco and indirectly owns 76.65% of the economic interests of Opco. Accordingly, the Corporation will consolidate the financial results of Opco and report non-controlling interest in the Corporation's consolidated financial statements related to the interest held by the Existing Opco LLC Owners. See Note 4, "Subsequent Events."
Cash
All cash, as of the balance sheet date, was cash on hand and is carried at fair value, which approximates carrying value.
Income Taxes
The Corporation is treated as a subchapter C corporation and, therefore, is subject to federal, state and local income taxes. Opco continues to be recognized as a limited liability company, a pass-through entity for income tax purposes.
3.    Stockholder’s Equity
On July 21, 2025, the Corporation was authorized to issue 100 shares of common stock, $0.001 par value. On July 24, 2025, the Corporation issued 100 shares of common stock for $0.10, all of which were acquired by an affiliate.

FORGENT POWER SOLUTIONS, INC.
NOTES TO BALANCE SHEETS
(Unaudited)
4.    Subsequent Events
Reorganization Transactions
In connection with the IPO disclosed in Note 2, "Summary of Significant Accounting Policies," the Corporation and Opco completed a series of transactions (the "Reorganization Transactions"), including the following:
•the limited liability company agreement of Opco (the "Amended and Restated Opco LLC Agreement") was amended and restated to, among other things, (i) provide for a new single class of capital ownership interests of Opco LLC Interests in Opco, (ii) exchange all of the then existing membership interests of the holders of Opco capital ownership interests for Opco LLC Interests and (iii) appoint Forgent Intermediate II LLC, a wholly-owned, indirect subsidiary of the Corporation, as the sole managing member of Opco;
•the Corporation's certificate of incorporation (the "Amended and Restated Certificate of Incorporation") was amended and restated to, among other things, (i) provide for Class A common stock with voting and economic rights (ii) provide for Class B common stock (as defined below) with voting rights but no economic rights and (iii) issue 90,167,635 shares of Class B common stock to the former Existing Opco LLC Owners on a one-to-one basis with the number of Opco LLC Interests they owned prior to the IPO;
•Forgent Parent I LP contributed 100% of the equity interests of Forgent Intermediate LLC to the Corporation in exchange for 210,055,933 shares of Class A common stock of the Corporation, and Forgent Intermediate LLC merged with and into Forgent Intermediate Merger Sub LLC, with Forgent Intermediate Sub LLC surviving and renamed Forgent Intermediate LLC;
•the acquisition by Forgent Intermediate LLC, by merger, of Opco LLC Interests held by Forgent Blocker I LLC and Forgent Blocker II LLC (each, a “Blocker”), for which the Corporation issued 4,205,321 shares of Class A common stock as merger consideration (the "Blocker Merger").
Amended and Restated Certificate of Incorporation
The Corporation's Amended and Restated Certificate of Incorporation (which was filed with the Secretary of State of the State of Delaware on February 4, 2026), provides for, among other things, the (i) authorization of 2,000,000,000 shares of Class A common stock with a par value of $0.00001 per share ("Class A common stock"); (ii) authorization of 100,000,000 shares of Class B common stock with a par value of $0.00001 per share ("Class B common stock"); (iii) authorization of 20,000,000 shares of preferred stock with a par value of $0.00001 per share that may be issued from time to time by the Corporation's Board of Directors in one or more series; and (iv) establishment of a classified board of directors, divided into three classes, each of whose members will serve for staggered terms.
Holders of Class A common stock and Class B common stock are entitled to one vote per share and, except as otherwise required, will vote together as a single class on all matters on which stockholders generally are entitled to vote. Holders of Class B common stock are not entitled to receive dividends and will not be entitled to receive any distributions upon the liquidation, dissolution or winding up of the Corporation. Shares of Class B common stock may only be issued to the extent necessary to maintain the one-to-one ratio between the number of Opco LLC Interests held by the Existing Opco LLC Owners and their permitted transferees and the number of shares of Class B common stock held by the Existing Opco LLC Owners and their permitted transferees. Shares of Class B common stock are transferable only together with an equal number of Opco LLC Interests. Shares of Class B common stock will be canceled on a one-for-one basis if an Existing Opco LLC Owner elects to redeem their Opco LLC Interests in exchange for, at the Corporation's election, newly issued shares of Class A common stock or cash.
The Corporation must, at all times, maintain a one-to-one ratio between the number of shares of Class A common stock issued by the Corporation and the number of Opco LLC Interests owned by the Corporation (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities).

FORGENT POWER SOLUTIONS, INC.
NOTES TO BALANCE SHEETS
(Unaudited)
Tax Receivable Agreement
On February 4, 2026, the Corporation entered into a Tax Receivable Agreement (the "TRA") with the Forgent Parent I LP, Forgent Parent II LP, Forgent Parent III LP and Forgent Parent IV LP (collectively, the “Continuing Equity Owners”). The TRA provides for the payment by the Corporation to the Continuing Equity Owners of 85% of the amount of tax savings, if any, in U.S. federal, state and local income tax that the Corporation actually realizes, or in certain circumstances is deemed to realize, as a result of (i) the Corporation’s allocable share of tax basis attributable to its acquisition or ownership of Opco LLC Interests, (ii) certain tax attributes the Corporation acquired from the Blockers in the Blocker Mergers (including net operating losses and the Blockers’ allocable share of tax basis), (iii) increases in the Corporation’s allocable share of then existing tax basis, and certain adjustments to the tax basis of the assets of Opco and its subsidiaries as a result of actual or deemed sales or exchanges of Opco LLC Interests in connection with the IPO and future redemptions or exchanges of Opco LLC Interests, (iv) imputed interest arising from any payments the Corporation makes under the TRA and (v) certain other tax benefits related to entering into the TRA, including certain payments made under the TRA.

2026 Incentive Award Plan
In February 2026, the Corporation's stockholder approved the 2026 Incentive Award Plan (the "Incentive Plan"), which became effective in connection with the IPO. The Incentive Plan is administered by the Compensation Committee. The Corporation's Board of Directors has the authority to amend and modify the Incentive Plan, subject to any stockholder approval. The Corporation granted 670,185 restricted stock units ("RSUs") to certain of its directors, officers, and employees at the IPO grant date fair value of $27.00 per share with an aggregate fair value of $18.1 million, and the RSUs generally vest annually over one to three years.
Registration Rights Agreement
In connection with the IPO, the Corporation entered into a Registration Rights Agreement (the “RRA”) with the Continuing Equity Owners. The RRA provides that the Corporation agrees to use its reasonable best effort to file, at any time after 180 days following the IPO and the expiration of any related lock-up period, a registration statement registering the sale of its Class A common stock issuable to or held by Continuing Equity Owners and to use its reasonable best efforts to ensure the registration statement is approved in a timely manner. The RRA also requires the Corporation to maintain an effective registration statement or to ensure it takes the necessary procedures to reactivate the registration statement in the event of an expiration. Under the RRA, the Continuing Equity Owners are entitled to initiate underwritten offerings, subject to certain customary limitations, and the RRA also provides for customary “piggyback” registration rights.
Stockholders Agreement
In connection with the IPO, the Corporation entered into a Stockholders Agreement with the Continuing Equity Owners (the “Stockholders Agreement”). Pursuant to the Stockholders Agreement, the Continuing Equity Owners are entitled to nominate a specified number of up to five directors to the Corporation's Board of Directors so long as the Neos Partners I LP and its Affiliates (the "Neos Group", as defined in the Stockholders Agreement) beneficially own shares of voting stock representing, in the aggregate, at least 35% of our then outstanding voting stock. The Stockholders Agreement will also provide that, until the Neos Group no longer beneficially owns shares of voting stock representing, in the aggregate, at least 25% of the voting power of our then-outstanding voting stock, certain significant corporate actions taken by the Corporation or its subsidiaries will require the prior written consent of the Continuing Equity Owners.

FORGENT INTERMEDIATE LLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	December 31, 2025	June 30, 2025
Assets
Current Assets
Cash and cash equivalents	$106,165	$111,322
Accounts receivable, net	251,017	159,970
Inventory, net	160,480	117,577
Prepaid and other current assets	59,918	56,278
Total Current Assets	577,580	445,147
Property and equipment, net	157,561	108,170
Operating lease right of use assets	113,450	117,769
Goodwill	516,629	516,629
Other intangible assets, net	311,997	337,271
Other assets	19,914	11,700
Total Assets	$1,697,131	$1,536,686

Liabilities and Member’s Equity
Current Liabilities
Accounts payable	$72,542	$61,943
Accrued expenses	106,132	79,541
Payables pursuant to the acquisitions	1,081	17,226
Deferred revenue	154,901	110,895
Operating lease liabilities, current portion	7,787	6,879
Long-term debt, current portion	4,500	5,173
Total Current Liabilities	346,943	281,657
Deferred tax liability, net	64,165	63,318
Operating lease liabilities, less current portion	117,519	121,491
Long-term debt, net of discount and deferred financing costs, less current portion	579,006	496,934
Total Liabilities	1,107,633	963,400
Commitments and Contingencies (Note 17)
Member’s equity attributable to Forgent Intermediate LLC	385,540	374,534
Non-controlling interests	203,958	198,752
Total Member’s Equity	589,498	573,286
Total Liabilities and Member’s Equity	$1,697,131	$1,536,686
See Accompanying Notes to Condensed Consolidated Financial Statements.

FORGENT INTERMEDIATE LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Revenues	$296,404	$175,338	$579,678	$329,351
Cost of Revenues	194,648	111,583	379,970	199,151
Gross Profit	101,756	63,755	199,708	130,200
Operating Expenses
Selling, general and administrative expenses	68,145	29,656	121,728	55,803
Depreciation and amortization	13,521	15,154	26,727	32,851
Total Operating Expenses	81,666	44,810	148,455	88,654
Income from Operations	20,090	18,945	51,253	41,546
Other Income (Expense)
Interest expense	(20,992)	(13,736)	(34,865)	(28,614)
Interest income	482	1,545	1,387	3,224
Other (expense) income	(71)	523	224	(331)
Total Other Expense, net	(20,581)	(11,668)	(33,254)	(25,721)
(Loss) Income Before Tax Benefit (Expense)	(491)	7,277	17,999	15,825
Income Tax Benefit (Expense)	400	(846)	(2,534)	(2,057)
Net (Loss) Income	(91)	6,431	15,465	13,768
Less: net (loss) income attributable to non-controlling interests	(337)	1,838	5,206	2,894
Net Income Attributable to Forgent Intermediate LLC	$246	$4,593	$10,259	$10,874
See Accompanying Notes to Condensed Consolidated Financial Statements.

FORGENT INTERMEDIATE LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY (UNAUDITED)
(in thousands)
For the three and six months ended December 31, 2025

	Member’s Equity Attributable to Forgent Intermediate LLC	Non-Controlling Interests	Total Member’s Equity
Balance at June 30, 2025	$374,534	$198,752	$573,286
Equity-based compensation	560	—	560
Distributions	(1,440)	—	(1,440)
Net income	10,013	5,543	15,556
Balance at September 30, 2025	383,667	204,295	587,962
Equity-based compensation	1,627	—	1,627
Net income (loss)	246	(337)	(91)
Balance at December 31, 2025	$385,540	$203,958	$589,498
For the three and six months ended December 31, 2024

	Member’s Equity Attributable to Forgent Intermediate LLC	Non-Controlling Interests	Total Member’s Equity
Balance at June 30, 2024	$517,950	$75,002	$592,952
Equity-based compensation	493	—	493
Net income	6,281	1,056	7,337
Balance at September 30, 2024	524,724	76,058	600,782
Equity-based compensation	412	—	412
Net income	4,593	1,838	6,431
Balance at December 31, 2024	$529,729	$77,896	$607,625
See Accompanying Notes to Condensed Consolidated Financial Statements.

FORGENT INTERMEDIATE LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended December 31,
	2025	2024
Cash Flows from Operating Activities
Net income	$15,465	$13,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,251	34,899
Amortization / write off of discounts and deferred financing costs	11,010	1,331
Deferred taxes	847	(4,592)
Provision (recovery) for credit losses	479	(372)
Provision for slowing-moving and excess inventory	2,428	353
Equity-based compensation	2,187	905
Reduction in carrying amount of ROU asset, operating leases	4,319	3,875
Changes in assets and liabilities:
Accounts receivable	(91,526)	(31,352)
Inventory	(45,331)	(7,869)
Prepaid and other assets	(4,254)	(8,040)
Accounts payable	10,599	13,250
Accrued expenses	26,591	7,956
Deferred revenue	44,006	36,308
Lease liabilities, operating leases	(3,064)	(707)
Net Cash Provided by Operating Activities	6,007	59,713
Cash Flows from Investing Activities
Purchases of property and equipment	(56,368)	(24,376)
Net Cash Used in Investing Activities	(56,368)	(24,376)
Cash Flows from Financing Activities
Proceeds from long-term debt	594,000	—
Payments on long-term debt	(511,110)	(2,586)
Debt financing costs	(11,757)	—
Distribution to member	(1,440)	—
Payment of payable pursuant to the acquisitions	(16,145)	—
Deferred offering costs	(8,344)	(3,310)
Net Cash Provided by (Used in) Financing Activities	45,204	(5,896)
Net (Decrease) Increase in Cash and Cash Equivalents	(5,157)	29,441
Cash and Cash Equivalents - Beginning of Period	111,322	186,396
Cash and Cash Equivalents - End of Period	$106,165	$215,837
Supplemental Cash Flows Information
Cash paid for interest	$27,286	$29,550
Cash paid for taxes	$1,482	$1,685
See Accompanying Notes to Condensed Consolidated Financial Statements.

FORGENT INTERMEDIATE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    Nature of Business
Forgent Intermediate LLC (the “Company”) designs, manufactures and sells electrical distribution equipment used in data centers, the power grid and industrial facilities. The Company specializes in producing custom products that are “engineered-to-order” for technically demanding applications. Major product categories of electrical distribution equipment that the Company sells include automatic transfer switches, dry type transformers, electrical houses, generator connection cabinets, liquid filled transformers, panelboards, power distribution units, power skids, remote power panels, switchboards, switchgear and tap boxes. The Company also provides on-site commissioning and maintenance services for its products.
2.    Summary of Significant Accounting Policies
Basis of Accounting and Presentation
The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
The Company uses the U.S. dollar as its functional currency. Gains and losses from foreign currency transactions are included in other income (expense) and are not material to the condensed consolidated financial statements.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Forgent Intermediate LLC and its subsidiaries. The Company consolidates Forgent Power Solutions LLC (“Opco”) as a variable interest entity in accordance with Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”). A parent of Forgent Parent I LP has the contractual right to appoint a majority of the board of managers of Opco, which has power over Opco, including making all significant economic decisions of Opco, and Forgent Intermediate II LLC owns a majority of the economic interests in Opco. The assets and liabilities of Opco represent substantially all of the Company’s assets and liabilities with the exception of certain tax balances.
All intercompany balances and transactions have been eliminated in consolidation.
Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheets as of December 31, 2025 and June 30, 2025, the condensed consolidated statements of operations, changes in member’s equity and cash flows for the three and six months ended December 31, 2025 and 2024 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of December 31, 2025 and the results of its operations and its cash flows for the three and six months ended December 31, 2025 and 2024. The financial data and other information disclosed in these notes related to the three and six months ended December 31, 2025 and 2024 are also unaudited. The results for the three and six months ended December 31, 2025 are not necessarily indicative of results to be expected for the year ending June 30, 2026, any other interim periods, or any future year or period. The consolidated balance sheet as of June 30, 2025 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Final Prospectus dated February 4, 2026 and filed with the Securities and Exchange Commission (the "SEC") on February 6, 2026 (the "Prospectus").
There have been no changes to the Company’s significant accounting policies described in the Company’s Prospectus that have had a material impact on its condensed consolidated financial statements and related notes.

FORGENT INTERMEDIATE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimated profit on contracts recognized over time measured using the input method, variable consideration on revenues, allowance for credit losses, reserve for excess and obsolete inventory, warranty liability, incremental borrowing rates on operating leases, income taxes, uncertain tax positions, fair value of net assets acquired, liabilities assumed and equity-based consideration issued in a business combination, equity-based compensation, useful lives of property and equipment, and useful lives of intangible assets.
Concentrations of Credit Risk
The Company has cash and cash equivalents deposited at certain financial institutions which, at times, may exceed the limits provided by the Federal Deposit Insurance Corporation. The Company has not experienced any losses on such amounts and believes it is not subject to significant credit risk related to cash balances.
During the three months ended December 31, 2025, the Company had one customer whose revenues were greater than 10% of revenues. This customer represented approximately 12% of revenues and 6% of accounts receivable. During the six months ended December 31, 2025, the Company had no customers whose revenues were greater than 10% of revenues. During the three and six months ended December 31, 2024, the Company had no customers whose revenues were greater than 10% of revenues.
Fair Value
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company follows a fair value hierarchy which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Three levels of inputs may be used to measure fair value, as follows:
Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 – Unobservable inputs that are supported by little or no market activity that are significant to the fair value of the assets or liabilities.
The fair values of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and payables pursuant to acquisitions approximate their carrying values due to their short maturities. The long-term debt is Level 2 in the fair value hierarchy, and the carrying value of the Senior Secured Debt approximates its fair value, as it is based on current market rates at which the Company could borrow funds with similar terms.

FORGENT INTERMEDIATE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.    Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The Company will be required to adopt the update as of June 30, 2026. The Company is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements and related disclosures.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.
4.    Accounts Receivable, net
Accounts receivable, net consisted of the following (in thousands):

	December 31, 2025	June 30, 2025
Accounts receivable	$253,267	$161,827
Less: allowance for credit losses	(2,250)	(1,857)
Accounts receivable, net	$251,017	$159,970
5.    Inventory, net
Inventory, net consisted of the following (in thousands):

	December 31, 2025	June 30, 2025
Raw materials	$118,395	$85,528
Work in process	33,650	23,549
Finished goods	13,483	11,169
Less: allowance for slow-moving and excess inventory	(5,048)	(2,669)
Inventory, net	$160,480	$117,577

FORGENT INTERMEDIATE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6.    Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	Estimated Useful Lives (Years)	December 31, 2025	June 30, 2025
Machines and equipment	3-10	$60,185	$41,067
Leasehold improvements	7-10	54,724	40,422
Vehicles	5	1,353	1,386
Furniture and fixtures	3-7	2,689	1,253
Software	7	3,678	3,501
Construction in progress	—	49,027	27,891
		171,656	115,520
Less: accumulated depreciation		(14,095)	(7,350)
Property and equipment, net		$157,561	$108,170
Construction in progress is primarily related to the expansion of both new and currently leased manufacturing campuses. The projects are expected to be substantially complete by the end of fiscal year 2026, at which time the assets will be placed in service and reclassified to machinery and equipment and leasehold improvements.
Depreciation expense for the three months ended December 31, 2025 and 2024 was $3.9 million and $1.4 million, respectively. During the three months ended December 31, 2025, $2.8 million and $1.1 million were allocated to cost of revenues and operating expenses, respectively. During the three months ended December 31, 2024, $1.1 million and $0.3 million were allocated to cost of revenues and operating expenses, respectively.
Depreciation expense for the six months ended December 31, 2025 and 2024 was $7.0 million and $2.5 million, respectively. During the six months ended December 31, 2025, $5.6 million and $1.4 million were allocated to cost of revenues and operating expenses, respectively. During the six months ended December 31, 2024, $2.0 million and $0.5 million were allocated to cost of revenues and operating expenses, respectively.

FORGENT INTERMEDIATE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7.    Goodwill and Other Intangible Assets, net
Goodwill
Goodwill totaled $516.6 million as of both December 31, 2025 and June 30, 2025 and relates to prior acquisitions.
Other Intangible Assets
Other intangible assets, net consisted of the following (in thousands):

	Estimated Useful Lives (Years)	December 31, 2025	June 30, 2025
Amortizable:
Costs:
Customer relationships	12-15	$213,202	$213,202
Trade names	3-15	125,579	125,579
Backlog	1-2	68,454	68,454
Noncompete agreements	5	8,854	8,854
Trademarks	10	94	—
Total amortizable intangibles		416,183	416,089
Accumulated amortization:
Customer relationships		(26,121)	(18,784)
Trade name		(16,100)	(11,634)
Backlog		(58,640)	(45,963)
Noncompete agreements		(3,322)	(2,437)
Trademarks		(3)	—
Total accumulated amortization		(104,186)	(78,818)
Other intangible assets, net		$311,997	$337,271
Amortization expense for the three and six months ended December 31, 2025 was $12.5 million and $25.3 million, respectively. Amortization expense for the three and six months ended December 31, 2024 was $14.9 million and $32.4 million, respectively.
8.    Supplemental Balance Sheet Information
Prepaid and other current assets consisted of the following (in thousands):

	December 31, 2025	June 30, 2025
Vendor deposits	$36,938	$34,906
Prepaid expenses	10,220	10,859
Other	12,760	10,513
Prepaid and other current assets	$59,918	$56,278

FORGENT INTERMEDIATE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Accrued expenses consisted of the following (in thousands):

	December 31, 2025	June 30, 2025
Accrued compensation	$27,640	$20,363
Accrued commissions	4,135	2,822
Accrued rebates	3,658	1,897
Accrued taxes	16,160	11,559
Accrued warranties	4,833	2,670
Accrued interest	1,428	4,967
Accrued purchases	12,009	5,233
Accrued legal and accounting fees	7,127	5,273
Accrued sponsor fees and expenses	13,021	11,040
Other accrued expenses	16,121	13,717
Accrued expenses	$106,132	$79,541
9.    Long Term Debt
Long-term debt consisted of the following (in thousands):

	December 31, 2025	June 30, 2025
2025 Term Loan Facility	$600,000	$—
Revolving Facility	—	—
2023 Term Loan Facility	—	511,112
2023 Revolving Facility	—	—
Less: discount and deferred financing costs	(16,494)	(9,005)
Total debt, net of discount and deferred financing costs	583,506	502,107
Less: current portion	(4,500)	(5,173)
Long-term debt, net current portion	$579,006	$496,934

FORGENT INTERMEDIATE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Senior Debt
On October 31, 2023, our wholly owned subsidiaries US MetalCo Holdings LLC (the “Initial Borrower”), Forgent Holdings I LLC and certain of its subsidiaries (collectively, the “Initial Credit Parties”) entered into a Credit and Guaranty Agreement (the “2023 Credit Agreement”) with the lenders party thereto and Churchill Agency Services LLC, as administrative agent and as collateral agent, pursuant to which the lenders made available to the Initial Borrower (1) initial term loans in an aggregate principal amount of $203.3 million and delayed draw term loan commitments in an aggregate amount of $55.0 million (collectively, the “2023 Term Loan Facility”) and (2) revolving credit commitments in an aggregate amount of $35.0 million (the “2023 Revolving Facility” and, together with the 2023 Term Loan Facility, collectively, the “2023 Debt Facilities”). On June 14, 2024, the Initial Credit Parties entered into an Amendment No. 1 (“Amendment No. 1”) to the 2023 Credit Agreement, pursuant to which the lenders party thereto (1) made available additional term loans under the 2023 Term Loan Facility in an aggregate principal amount of $259.0 million and (2) increased the revolving credit commitments under the 2023 Revolving Facility by an aggregate amount of $25.0 million. On September 8, 2025, the Initial Credit Parties entered into an Amendment No. 2 (“Amendment No. 2”) to the 2023 Credit Agreement, pursuant to which, among other things, (1) the interest rates applicable to the loans under the 2023 Debt Facilities were decreased, (2) our wholly owned subsidiary Forgent Power LLC (f/k/a Forgent Intermediate IV LLC), a Delaware limited liability company (the “Parent Borrower”), and certain other of our wholly owned subsidiaries (together with the Parent Borrower and the Initial Borrower, collectively, the “Borrowers”) were added as borrowers under the 2023 Credit Agreement and (3) our wholly owned subsidiary, Forgent Intermediate III LLC (“Holdings”), and certain of wholly owned subsidiaries of the Parent Borrower were added as guarantors under the 2023 Credit Agreement. On December 19, 2025, in connection with entry into the Senior Credit Agreement (as defined below), the 2023 Debt Facilities were paid off and all commitments thereunder, and guaranties and security interests in respect thereof, were terminated.
Senior Credit Agreement
On December 19, 2025, the Borrowers entered into a senior credit agreement (the “Senior Credit Agreement”) with Holdings and certain wholly-owned U.S. subsidiaries of the Parent Borrower (collectively, with Holdings, the “Guarantors”, and the Guarantors collectively with the Borrowers, the “Loan Parties”), the lenders and issuing banks party thereto and Jefferies Finance LLC, as administrative agent and as collateral agent, consisting of (a) an initial term loan credit facility in an original principal amount equal to $600 million (the “2025 Term Loan Facility” and the loans thereunder, the “2025 Term Loans”) and (b) a revolving credit facility with commitments in an original principal amount equal to $250 million, including a $50 million sublimit for letters of credit and a $25 million sublimit for swingline loans (the “Revolving Facility” and, together with the 2025 Term Loan Facility, the “Senior Credit Facilities”). The 2025 Term Loan Facility was issued at a 1% discount, resulting in net proceeds of approximately $594 million. The 2025 Term Loan Facility matures on December 19, 2032, and the Revolving Facility matures on December 19, 2030. As of December 31, 2025, no amounts were outstanding under the Revolving Facility, and $600 million was outstanding under the 2025 Term Loan Facility.
The obligations of the Borrowers under the Senior Credit Agreement are guaranteed by the Guarantors and are secured by first priority security interests on all or substantially all of the Loan Parties’ assets (subject to certain customary exceptions).
Interest Rate
As of December 19, 2025, the Senior Credit Facilities bore interest based on, at the option of the Parent Borrower, (1) a “base rate” (defined as the highest rate of: a) the Federal Funds Rate plus 0.5%, b) the one-month Term SOFR, a forward-looking interest rate benchmark derived from the secured overnight financing rate as administered by the Federal Reserve Bank of New York (after giving effect to a 0.00% per annum floor), plus 1% per annum, and c) the prime rate) plus a margin of 2.25% per annum or (2) Term SOFR, subject to a 0.00% per annum floor for the applicable interest period, plus a margin of 3.25% per annum. Upon the consummation of the Public Company Transaction (as defined in the Senior Credit Agreement, and which includes the IPO), the Term SOFR margin was reduced to 3.00% per annum. The effective interest rate as of December 31, 2025 was 7.39% per annum.

FORGENT INTERMEDIATE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Voluntary Prepayments; Repayments of Principal
Subject to certain notice requirements, the Borrowers may voluntarily prepay outstanding loans under the Senior Credit Agreement, in whole or in part, subject to (a) customary “breakage” costs with respect to Term SOFR loans prepaid on any date other than the last day of the applicable interest period and (b) in the case of any voluntary prepayment of 2025 Term Loans on or prior to June 19, 2026 in connection with a Repricing Transaction (as defined in the Senior Credit Agreement), a premium of 1.00% of the aggregate principal amount of the 2025 Term Loans prepaid, subject to certain exclusions.
The 2025 Term Loans amortize at an annual rate of 1.00% of the original principal amount thereof, payable in quarterly installments, commencing with the installment due June 30, 2026. The 2025 Term Loans are subject to mandatory prepayments with the proceeds of certain asset sales, insurance proceeds and debt issuances, subject in the case of asset sale and insurance mandatory prepayments, to a customary reinvestment right. In addition, an annual mandatory prepayment of the 2025 Term Loans is required with a portion of the Parent Borrower’s excess cash flow, subject to a de minimis threshold and certain deductions.
Certain Covenants; Representations and Warranties
The Senior Credit Agreement contains customary affirmative covenants (including reporting obligations and transactions with affiliates) and negative covenants and requires the Parent Borrower and certain of its subsidiaries to make customary representations and warranties in connection with credit extensions under the Revolving Facility. With respect to the negative covenants, these restrictions include, among other things and subject to certain exceptions, thresholds and qualifications (certain of which are based on the Parent Borrower’s Consolidated Adjusted EBITDA (as defined in the Senior Credit Agreement)), limitations on the ability of the Parent Borrower and certain of its subsidiaries to:
•incur or guarantee additional indebtedness;
•create liens;
•pay dividends or make other distributions in respect of equity of the Parent Borrower;
•make certain prepayments in respect of certain material payment-subordinated debt;
•enter into burdensome agreements with negative pledge clauses or restrictions on subsidiary distributions;
•make investments, including acquisitions, loans and advances;
•consolidate, merge, liquidate or dissolve; and
•sell, transfer, or otherwise dispose of assets.
In addition, the Senior Credit Agreement includes a springing financial covenant for the benefit of the Revolving Facility that will be tested on the last day of any fiscal quarter only if the aggregate outstanding amount of revolving credit borrowings under the Senior Credit Agreement (excluding, for the avoidance of doubt, all undrawn letters of credit) exceeds 40% of the aggregate amount of revolving credit commitments as of the last day of any fiscal quarter, commencing (if applicable) with June 30, 2026. If such condition is met, the financial covenant requires the Parent Borrower to maintain a ratio of consolidated first lien debt to consolidated Adjusted EBITDA (as defined in the Senior Credit Agreement) no greater than 7.50 to 1.00 on the last day of such fiscal quarter.
Events of Default
The Senior Credit Agreement contains customary events of default, subject in certain circumstances to specified grace periods, thresholds and exceptions, including, among others, payment defaults, cross-defaults to certain material indebtedness, covenant defaults, material inaccuracy of representations and warranties, bankruptcy events, material judgments, material events related to the Employee Retirement Income Security Act of 1974, as amended, and change of control. If an event of default occurs, the lenders will be entitled to take various actions, including acceleration of the loans and termination of the commitments under the Senior Credit Agreement, foreclosure on collateral and all other remedial actions available to a secured creditor. Failure to pay certain amounts owing under the Senior Credit Agreement when due may result in an increased interest rate equal to 2.00% per annum plus the interest rate otherwise applicable to the relevant overdue loan or letter of credit disbursement (or, in the case of any overdue premium or fee, the interest rate otherwise applicable to revolving loans that are ABR loans).

FORGENT INTERMEDIATE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Interest Expense
Interest expense for the three and six months ended December 31, 2025 was $21.0 million and $34.9 million, respectively, which included amortization / write-off of discounts and deferred financing costs of $10.0 million and $11.0 million, respectively. Interest expense for the three and six months ended December 31, 2024 was $13.7 million and $28.6 million, respectively, which included amortization / write-off of discounts and deferred financing costs of $0.6 million and $1.3 million, respectively.
10.    Income Taxes
The Company is taxed as a subchapter C corporation and is subject to federal, state and local income taxes. The Company’s sole material asset is its investment in Opco, which is a limited liability company that is taxed as a partnership for U.S. federal and certain state and local income tax purposes. Opco includes disregarded entities whose net taxable income and related tax credits, if any, are passed through to its members and included in the member’s tax returns, along with a subchapter C corporation and foreign entities whose net taxable income are subject to federal, state and foreign taxes. Opco’s disregarded entities are subject to and report an entity-level tax in various states.
A significant portion of the earnings allocated to the non-controlling interest holders is not subject to federal and state income taxes by the Company. As a result, the Company’s effective tax rate can differ materially from the statutory rate, depending on the ownership percentage of the non-controlling interests.
Income tax benefit (expense) was $0.4 million and $(0.8) million for the three months ended December 31, 2025 and 2024, respectively, and $(2.5) million and $(2.1) million for the six months ended December 31, 2025 and 2024, respectively. Our effective income tax rate for the three months ended December 31, 2025 and 2024 was 81.5% and 11.6%, respectively. Our effective income tax rate for the six months ended December 31, 2025 and 2024 was 14.1% and 13.0%, respectively. For the three and six months ended December 31, 2025 our effective income tax rate differed from the federal statutory rate of 21% primarily due to our non-controlling interest not being subject to income taxes and favorable discrete adjustments related to the filing of our 2024 federal return. For the three and six months ended December 31, 2024, the effective income tax rate differed from the federal statutory rate primarily due to a large portion of our non-controlling interest not being subject to income taxes and the use of R&D credits.
In calculating the provision for interim income taxes, in accordance with ASC Topic 740, an estimated annual effective tax rate is applied to year-to-date ordinary income. At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year.
For annual periods, the Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. Deferred tax assets and liabilities are calculated by applying existing tax laws and the rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change.
The Company accounts for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. The Company recognizes penalties and interest related to uncertain tax positions within the provision (benefit) for income taxes line in the accompanying condensed consolidated statements of operations. The Company recognizes penalties and interest related to uncertain tax positions within the income tax expense line in the accompanying condensed consolidated statements of operations.

FORGENT INTERMEDIATE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company files U.S. federal, certain state, and foreign income tax returns. The income tax returns of the Company are subject to examination by U.S. federal, state, and foreign taxing authorities for various time periods, depending on those jurisdictions’ rules, generally after the income tax returns are filed.
On July 4, 2025, the “One Big Beautiful Bill Act” (“Act”) was enacted into law. The Act includes changes to U.S. tax law that will be applicable to the Company beginning in calendar year 2025. These changes include provisions allowing accelerated tax deductions for qualified property and research expenditures, accelerated bonus depreciation for property and equipment, changes in calculating interest expense limitations, and other provisions.
11.    Operating Leases
The following table summarizes the right of use assets and lease liabilities (in thousands):

	December 31, 2025	June 30, 2025
Operating right of use assets	$113,450	$117,769
Operating lease liabilities, current portion	$7,787	$6,879
Operating lease liabilities, net of current portion	117,519	121,491
Operating lease liabilities	$125,306	$128,370
The details of the Company’s lease expense were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Operating lease expense	$5,146	$4,069	$10,307	$7,134
Variable lease expense	915	319	1,409	779
Short-term lease expense	641	416	1,018	779
Operating lease expense	$6,702	$4,804	$12,734	$8,692
Supplemental cash flow and other information related to operating leases were as follows (in thousands):

	Six Months Ended December 31,
	2025	2024
Operating cash flows from operating leases	$11,261	$5,761
Non-cash activities:
Operating lease liabilities from obtaining right of use assets	$—	$72,420

FORGENT INTERMEDIATE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12.    Revenues
The Company has four principal offerings:
Custom Products
Custom products include products designed for a specific project or application, involving significant consultation between our in-house engineering team and the customer. Each custom product identified and deliverable in a contract represents a distinct performance obligation within a sales contract. The Company recognizes revenue from custom products either over time, primarily using the output method, or at the point in time when control is transferred to the customer. Revenue is recognized over time using the output method when the manufactured products do not have alternative use and the Company has an enforceable right to payment. The output method is measured based on the units manufactured, which management believes best depicts the extent of transfer of control to the customer. For customer products sold that do not meet the criteria to be recognized over time, revenue is recognized at a point in time when control transfers to the customer, which generally occurs when the custom products have been shipped or delivered to the customer, depending on shipping terms.
Powertrain Solutions
Powertrain solutions include combinations of custom products that are integrated together, skidded together, or designed to work together as a system. Each powertrain solution identified and deliverable in a contract represents a distinct performance obligation within a sales contract. The Company recognizes revenue for the sale of powertrain solutions at a point in time when control has transferred to the customer, which generally occurs when the products have been shipped or delivered to the customer, depending on shipping terms.
Standard Products
Standard products include common designs that are suitable for basic applications and are typically stocked by distributors. Each standard product identified and deliverable in a contract represents a distinct performance obligation within a sales contract. The Company recognizes revenue for the sale of standard products at a point in time when control has been transferred to the customer which generally occurs when the products have been shipped or delivered to the customer, depending on shipping terms.
Services
Services include installation, repair, maintenance, and commissioning. Services revenue is generally recognized over time as the services are provided, using the input method of costs incurred in relation to the estimated contract costs to complete, or straight-line for stand-ready contracts, because the customer simultaneously receives and consumes the benefit as we perform the services.

FORGENT INTERMEDIATE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Disaggregation of Revenues
The following table disaggregates revenues by principal offering and timing of transfer of control (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Revenues by principal offering:
Custom products	$234,517	$147,099	$439,687	$280,176
Powertrain solutions	46,373	14,063	111,784	19,895
Standard products	9,059	8,000	18,085	15,967
Services	6,455	6,176	10,122	13,313
Revenues	$296,404	$175,338	$579,678	$329,351
Revenues by timing of recognition:
Over-time revenues	$173,290	$106,856	$335,512	$213,847
Point-in-time revenue	123,114	68,482	244,166	115,504
Revenues	$296,404	$175,338	$579,678	$329,351

FORGENT INTERMEDIATE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.    Segment Reporting
The Company is organized and operates as one reportable segment, which carries out business activities related to the design, development, manufacturing, and marketing of products and services. The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, reviews operating results and profitability metrics at a consolidated entity level for purposes of making resource allocation decisions and for evaluating financial performance.
The CODM assesses performance of the Company and decides how to allocate resources based on net income (loss) that is also reported on the consolidated income statement. Significant segment expenses are consistent with those presented on the consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total assets, and total capital expenditures, depreciation, and amortization are reported on the consolidated statements of cash flows. The CODM is involved in determining and reviewing projected net income and income from operations as part of the annual operating plan process. Throughout the year, the CODM considers forecast to actual results and variances on a monthly and quarterly basis to allocate resources for the Company.
The following table presents selected financial information with respect to the Company’s single reportable segment as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Revenues	$296,404	$175,338	$579,678	$329,351
Cost of Revenues	194,648	111,583	379,970	199,151
Gross Profit	101,756	63,755	199,708	130,200
Operating Expenses
Selling, general and administrative expenses	68,145	29,656	121,728	55,803
Depreciation and amortization	13,521	15,154	26,727	32,851
Total operating expenses	81,666	44,810	148,455	88,654
Income from Operations	20,090	18,945	51,253	41,546
Total Other Expense, net	(20,581)	(11,668)	(33,254)	(25,721)
Income Tax Benefit (Expense)	400	(846)	(2,534)	(2,057)
Net (Loss) Income	$(91)	$6,431	$15,465	$13,768
14.    Payables Pursuant to the Acquisitions
The Company has payables that provide the sellers from certain prior acquisitions 100% of the cash tax savings, if any, that the Company actually realizes or is deemed to realize as a result of the Company’s share of tax basis created from certain transaction expenses as defined in the purchase agreements and for an amount equal to the difference that certain sellers owe related to taxes from the sale of a portion of the businesses as a stock sale versus an asset sale. These contractual obligations are due as the Company realizes or is deemed to realize a reduction in the Company’s tax liability or upon filing tax returns. As of December 31, 2025 and June 30, 2025, the Company had related payables totaling $1.1 million and $17.2 million, respectively. During the six months ended December 31, 2025, the Company paid $16.1 million of these outstanding payables.

FORGENT INTERMEDIATE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
15.    Equity-Based Compensation
The Company accounts for equity grants to employees as equity-based compensation under ASC 718. The incentive units granted to employees are incentive units of Forgent Parent I LP, Forgent Parent II LP, and Forgent Parent III LP. Incentive units contain various vesting provisions, as defined in the unit agreements. Incentive units also vest upon certain performance criteria as defined in the unit agreement. Vested units do not forfeit upon termination and represent a residual interest in a partnership. Holders of the incentive units are entitled to distributions on vested awards in accordance with their respective distribution waterfall. Equity-based compensation cost is measured at the grant date fair value and is recognized on a straight-line basis over the requisite service period, including those units with graded vesting with a corresponding credit to member’s equity as a capital contribution. Vesting related to the portion of incentive units with performance vesting and those which vest upon a sale are not considered probable at the reporting date. As such, no compensation expense is recognized until vesting is probable. However, the amount of equity-based compensation at any date is equal to the portion of the grant date value of the award that is vested.
The incentive units issued to employees are measured at fair value on the grant date using an option pricing model. The Company utilizes the estimated weighted average of the expected fund life dependent on various exit scenarios to estimate the expected term of the awards. Expected volatility is based on the average of historical and implied volatility of a set of comparable companies, adjusted for size and leverage. The risk-free rates are based on the yields of U.S. Treasury instruments with comparable terms. Actual results may vary depending on the assumptions applied within the model.
During the three and six months ended December 31, 2025, the Company recognized $1.6 million and $2.2 million, respectively, in equity-based compensation. During the three and six months ended December 31, 2024, the Company recorded $0.4 million and $0.9 million, respectively, in equity-based compensation. As of December 31, 2025, the Company had $12.4 million of unrecognized compensation costs which are expected to be recognized over a weighted average period of 3.6 years. For the three and six months ended December 31, 2025 and 2024, forfeitures were immaterial.
16.    Related Party Transactions
Operating Leases
The Company incurred rent expenses totaling $0.7 million and $1.5 million for the three and six months ended December 31, 2025, respectively, related to related party operating leases for properties owned by the former owners, and $0.8 million and $1.5 million for the three and six months ended December 31, 2024, respectively. As of June 30, 2025 and December 31, 2025, the Company had related party operating lease right of use assets totaling $4.7 million and $4.3 million and operating lease liabilities totaling $4.7 million and $4.4 million, respectively. See Note 11, "Operating Leases" for further information.
Sponsor Fees and Expenses
During the three and six months ended December 31, 2025, the Company incurred sponsor fees and expenses from Neos Partners, LP totaling $10.5 million and $17.1 million, respectively, and $2.7 million and $4.4 million during the three and six months ended December 31, 2024, respectively. As of December 31, 2025 and June 30, 2025, the Company owed the private equity sponsor $13.0 million and $11.0 million, respectively, which is included in accrued expenses in the condensed consolidated balance sheets.
Revenue from Related Parties
The Company earned revenue from other portfolio companies controlled by Neos Partners, LP totaling $0.5 million for the six months ended December 31, 2025, and $0.5 million and $0.6 million for the three and six months ended December 31, 2024, respectively. Revenue earned from other portfolio companies controlled by our private equity sponsor was immaterial for the three months ended December 31, 2025. As of December 31, 2025 and June 30, 2025, the Company had receivables totaling $0.1 million and $0.3 million, respectively, due from other portfolio companies.

FORGENT INTERMEDIATE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expenses from Related Parties
The Company incurred expenses from other portfolio companies controlled by Neos Partners, LP totaling $1.1 million and $1.3 million for the three and six months ended December 31, 2025, respectively, and $0.1 million and $0.1 million for the three and six months ended December 31, 2024, respectively. As of December 31, 2025, the Company had $0.3 million outstanding payables to the other portfolio companies controlled by Neos Partners, LP. As of June 30, 2025, the Company had no outstanding payables to the other portfolio companies controlled by our private equity sponsor.
17.    Commitments and Contingencies
The Company is from time to time subject to legal proceedings and claims, which arise in the normal course of its business. In the opinion of management and legal counsel, the amount of losses that may be sustained, if any, would not have a material effect on the financial position, results of operations or cash flows of the Company.
18.    Subsequent Events
Initial Public Offering of Forgent Power Solutions, Inc.
On February 6, 2026, Forgent Power Solutions, Inc. (the "Corporation" or "Forgent Power Solutions") and the Selling Stockholders sold 16,586,427 and 39,413,573 shares of Class A common stock of Forgent Power Solutions, respectively, at a public offering price of $27.00 per share. On February 9, 2026, Forgent Power Solutions and the Selling Stockholders completed the sale of 2,487,964 and 5,912,036 shares of Class A common stock, respectively, pursuant to the exercise in full of the underwriters' overallotment option. From the IPO and exercise of the underwriters’ overallotment option, Forgent Power Solutions received $491.8 million in proceeds, net of underwriting discounts and commissions, which was used to indirectly purchase 19,074,391 Opco LLC Interests from Opco and, and Opco utilized the net proceeds it received from the sale of Opco LLC Interests to us to redeem Opco LLC Interests from the Existing Opco LLC Owners. The Corporation did not receive any of the proceeds from the sale of Class A common stock by the Selling Stockholders.
Reorganization Transactions
In connection with the IPO, Forgent Power Solutions and Opco completed a series of transactions (the “Reorganization Transactions”) including the following:
•the limited liability company agreement of Opco was amended and restated to, among other things, (i) provide for a new single class of capital ownership interests of Opco LLC Interests in Opco, (ii) exchange all of the then existing membership interests of the holders of Opco capital ownership interests for Opco LLC Interests and (iii) appoint Forgent Intermediate II LLC, a wholly-owned, indirect subsidiary of Forgent Power Solutions, as the sole managing member of Opco;
•Forgent Power Solutions’ certificate of incorporation was amended and restated to, among other things, (i) provide for Class A common stock with voting and economic rights (ii) provide for Class B common stock of Forgent Power Solutions with voting rights but no economic rights and (iii) issue 90,167,635 shares of Class B common stock to the former Existing Opco LLC Owners on a one-to-one basis with the number of Opco LLC Interests they owned prior to the IPO;
•Forgent Parent I LP contributed 100% of the equity interests of Forgent Intermediate LLC to the Company in exchange for 210,055,933 shares of Class A common stock of the Company, and Forgent Intermediate LLC merged with and into Forgent Intermediate Merger Sub LLC, with Forgent Intermediate Sub LLC surviving and renamed Forgent Intermediate LLC;
•the acquisition by the Company, by merger, of Opco LLC Interests held by Forgent Blocker I LLC and Forgent Blocker II LLC, for which the Company issued 4,205,321 shares Class A common stock as merger consideration.
Immediately following the completion of the Reorganization Transactions and the IPO (and the use of proceeds therefrom), Forgent Power Solutions (through the Company) indirectly owned 76.65% of the Opco LLC Interests, and the Existing Opco LLC Owners owned the remaining 23.35% of the Opco LLC Interests.

FORGENT INTERMEDIATE LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Opco Recapitalization
As a result of the Reorganization Transactions, the Company became the managing member and owner of all of the limited liability company units of Forgent Intermediate II LLC. In turn, Forgent Intermediate II LLC became the managing member of Opco. The Company and Forgent Intermediate II LLC collectively own a majority of the Opco LLC Interests, and the remaining Opco LLC Interests are owned by the Existing Opco LLC Owners. Accordingly, Forgent Power Solutions will consolidate the financial results of Opco and report non-controlling interest in the Company's consolidated financial statements related to the interest held by the Existing Opco LLC Owners.

FORGENT INTERMEDIATE LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financials statements and the related notes included in Forgent Power Solution, Inc.'s Prospectus dated as of February 4, 2026 and filed with the Securities and Exchange Commission (the "SEC") on February 6, 2026 relating to our Registration Statement on Form S-1 (File No. 333-292632). In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions about our business and operations. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections of this Quarterly Report on Form 10-Q captioned “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains the presentation of Adjusted EBITDA and Adjusted Net Income, which are not presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Adjusted EBITDA and Adjusted Net Income are being presented because it provides the Company and readers of this Quarterly Report on Form 10-Q with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend Adjusted EBITDA and Adjusted Net Income to be substitutes for any GAAP financial information. Readers of this Quarterly Report on Form 10-Q should use Adjusted EBITDA and Adjusted Net Income only in conjunction with Net Income, the most comparable GAAP financial measure. Reconciliations of Adjusted EBITDA and Adjusted Net Income to Net Income, the most comparable GAAP measure, are provided in “—Non-GAAP Financial Measures.”
Overview
We are a leading designer and manufacturer of electrical distribution equipment used in data centers, the power grid and energy-intensive industrial facilities. Demand for our products is growing rapidly as (i) companies accelerate investment in data centers to meet the computational requirements for cloud computing and artificial intelligence ("AI"), (ii) independent power producers build new generation capacity to satisfy rising electricity demand, (iii) utilities upgrade and expand transmission & distribution ("T&D") infrastructure to address rapid load growth and (iv) manufacturers reshore their factories to secure their supply chains and mitigate the impact of tariffs.
Electrical distribution equipment is essential for delivering electricity safely and efficiently from power plants to homes, businesses, and industrial facilities and between equipment and devices within buildings. Every power plant, utility grid, data center, manufacturing facility and commercial building requires electrical distribution equipment to operate. Because distributing electricity safely and within the parameters required for the application where it is used is fundamental, purchases of electrical distribution equipment for new facilities or to replace equipment that is at the end of its useful life are rarely, if ever, optional. Additionally, because electrical distribution equipment has a high consequence of failure, including lost revenue, equipment damage and even serious injury or death, we believe customers prioritize reliability and safety over price when they select which products to purchase.
Major product categories of electrical distribution equipment that we manufacture and sell include automatic transfer switches ("ATS"), dry type transformers, electrical houses ("ehouse"), generator connection cabinets, liquid filled transformers, panelboards, power distribution units ("PDU"), power skids, remote power panels ("RPP"), switchboards, switchgear and tap boxes.
We sell Custom Products, Powertrain Solutions, and Standard Products. Our Custom Products are designed for a specific project or application, involve significant consultation between our in-house engineering team and the customer and are typically produced in small quantities. Our Powertrain Solutions are combinations of Custom Products that are integrated together, skidded together, or designed to work together as a system. Our Standard Products leverage common designs that are suitable for basic applications and are typically manufactured in large quantities. We also provide on-site commissioning and maintenance services for our products.

FORGENT INTERMEDIATE LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We specialize in manufacturing Custom Products and Powertrain Solutions that are “engineered-to-order” for technically demanding applications, including data center power distribution, utility substations and energy-intensive manufacturing. Demand for customized electrical distribution equipment is increasing as data centers, independent power producers, utilities and other customers seek to address varying power quality and availability, stringent uptime requirements, challenging form factors and environments, demanding thermal management requirements, integration with other equipment and systems, evolving regulatory requirements and safety considerations and rising construction costs and labor scarcity.
Our customers include technology, power, utility and industrial companies who purchase from us directly; intermediaries such as original equipment manufacturers ("OEMs") and integrators who incorporate our products into systems that they sell; contractors that build data centers, power plants and transmission and distribution ("T&D") infrastructure; and electrical products distributors.
We are a U.S. company. Our principal manufacturing campuses are located in Minnesota, Texas, Maryland, California and Mexico.
Recent Developments
On February 6, 2026, Forgent Power Solutions, Inc. (“Forgent Power Solutions”) and parent entities of Forgent Power Solutions controlled by Neos Partners, LP (the “Selling Stockholders”) sold 16,586,427 and 39,413,573 shares of Class A common stock of Forgent Power Solutions, respectively, at a public offering price of $27.00 per share (the “IPO”). On February 9, 2026, Forgent Power Solutions and the Selling Stockholders completed the sale of 2,487,964 and 5,912,036 shares of Class A common stock, respectively, pursuant to the exercise in full of the underwriters' overallotment option. From the IPO and exercise of the underwriters’ overallotment option, Forgent Power Solutions received $491.8 million in proceeds, net of underwriting discounts and commissions, which was used to indirectly purchase 19,074,391 Opco LLC Interests from Opco and, and Forgent Power Solutions LLC (“Opco”) utilized the net proceeds it received from the sale of Opco LLC Interests to us to redeem Opco LLC Interests from Forgent Parent II LP and Forgent Parent III LP (the “Existing Opco LLC Owners”). Neither the Company nor Forgent Power Solutions received any of the proceeds from the sale of Class A common stock by the Selling Stockholders.
Performance Measures
In managing our business and assessing financial performance, we supplement the information provided by the consolidated financial statements with other operating metrics. These operating metrics are utilized by our management to evaluate our business, measure our performance, identify trends affecting our business and formulate projections.
We present non-GAAP performance measures as we believe it is appropriate for investors to consider adjusted financial measures in addition to results in accordance with GAAP.
These non-GAAP financial measures provide supplemental information and should not be considered replacements for results in accordance with GAAP. Management uses non-GAAP financial measures internally for planning and forecasting purposes and in its decision-making processes related to the operations of our company. We believe these measures provide meaningful information to us and investors because they enhance the understanding of our operating performance, ability to generate cash, and the trends of our business. Additionally, we believe investors benefit from having access to the same financial measures that management uses in evaluating our operations.
The primary financial metrics we use to evaluate our overall performance and to track the business results from year to year are Revenues, Net (Loss) Income, Adjusted EBITDA, and Adjusted Net Income.

FORGENT INTERMEDIATE LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth a summary of our financial highlights for the periods indicated (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Revenues	$296,404	$175,338	$579,678	$329,351
Net (Loss) Income	$(91)	$6,431	$15,465	$13,768
Adjusted EBITDA(1)	$60,383	$39,874	$125,483	$83,094
Adjusted Net Income(1)	$35,517	$21,409	$75,087	$44,789
(1)Adjusted EBITDA and Adjusted Net Income are non-GAAP financial measures. See “—Non-GAAP Financial Measures” below for additional information about Adjusted EBITDA and Adjusted Net Income and for reconciliations to net income, the most directly comparable GAAP financial measures.
Key Factors Affecting Our Performance
We believe our financial performance, results of operations and future success depend on a number of factors that present significant opportunities for us, but also pose risks and challenges, including those described below and in Forgent Power Solution's prospectus dated February 4, 2026, and filed with the SEC on February 6, 2026 (the "Prospectus").
Data Center Construction Activity
We derive a significant portion of our revenues from products used in data centers, and demand for our products depends, in part, on continued investment in digital infrastructure generally and data centers specifically. Investment in data centers is subject to a number of factors, including the frequency and nature of innovations, whether or not developing or implementing those innovations requires new physical infrastructure and the availability of capital to fund investments in that infrastructure.
Infrastructure Investment
Demand for our products depends in part on the level of investment in new data centers, manufacturing facilities, power plants and T&D infrastructure, which is subject to business and economic cycles. We typically see greater demand for our products when the economy is growing, interest rates are stable or falling and government policy stimulates domestic investment because these conditions encourage businesses to invest in their facilities. We typically see less demand for our products when the economy is contracting and interest rates are rising.
Offering Mix
The profit margins we earn can vary significantly based on the type of product we sell, the level of customization, the size of the order and other factors. We typically earn higher profit margins on engineered to order Custom Products and Powertrain Solutions than on Standard Products. Our overall profit margins can vary between quarters based on offering mix in the period. Our profit margins can also vary based on the amount of revenue from services that we generate as a percentage of our total revenues in the period.
Capacity Utilization
Our industry is currently capacity constrained in many product categories. Higher capacity utilization gives us and our competitors greater pricing power as well as additional leverage on our fixed costs. We believe we are more vertically integrated than many of our competitors so we typically benefit when products or components that we make in-house, but that many of our competitors must purchase, such as medium voltage switchgear and transformers, are in short supply. Changes in the level of capacity utilization in our factories and across our industry can influence the pricing of our products and increase or decrease our profit margins in the period.

FORGENT INTERMEDIATE LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cost of Raw Material and Labor Inputs
Our largest expenses for purchases of key raw materials are electrical steel, carbon steel, copper, aluminum and other key raw materials used to manufacture our products. Steel and copper are subject to significant price volatility. The cost of raw materials that we purchase, as well as the cost of components that we manufacture in Mexico and ship to the United States, can also be impacted directly or indirectly by the imposition of tariffs on foreign imports to the United States or geopolitical events that disrupt our supply chain. Our profit margins are impacted by, among other things, our ability to pass increases in the cost of our raw materials on to our customers, including any tariffs, and to manage the level of raw material inventory that we hold. In addition, the cost of hourly labor to produce our products, the rate that we add new employees, and our total number of employees has impacted, and may in the future impact, our profit margins. The cost of labor is influenced by the availability of labor, prevailing wages in the areas where our plants are located and other factors. While we have not experienced any significant adverse impact on our business from raw material price volatility, tariffs, supply chain disruptions or labor shortages, any of these factors could have a significant adverse impact on our business in the future. In addition, we may need to hire more personnel than we currently anticipate to support our operations and growth initiatives, and any resulting increases in labor costs could adversely affect our margins and operating results.
Key Components of Our Results of Operations
The following discussion describes certain line items in our consolidated statements of operations.
Revenues
We generate revenues primarily from the sale of electrical distribution equipment. Major categories of electrical distribution equipment that we sell include ATSs, dry type transformers, eHouses, generator connection cabinets, liquid filled transformers, panelboards, PDUs, power skids, RPPs, switchboards, switchgear and tap boxes. We typically sell our products pursuant to purchase orders or sales contracts that specify price, design specifications, delivery dates and warranty for the products being purchased, among other things. Purchase orders and sales contracts can range in value from several thousand to millions of dollars.
Our revenue is affected by changes in the volume and price of products purchased by our customers. Volume is driven by the demand for our products while price is determined by product type, design specifications, lead-time, the level of customization, end market, availability of supply and strength of competitors’ product offerings.
Our revenue growth is dependent on: continued growth in the end markets we serve, including the Data Center, Grid and Industrial markets; our ability to expand our manufacturing capacity to meet demand; and our ability to develop and introduce new and innovative products that address the changing technology and performance requirements of our customers.
Cost of Revenues and Gross Profit
Cost of revenues consists primarily of product costs and fixed overhead. Product costs include purchased materials and labor as well as costs related to shipping, tariffs, customer support and product warranty. Fixed overhead includes facilities cost and depreciation of testing and manufacturing equipment which are not directly affected by sales volume. Labor costs in our cost of revenues include both direct labor costs as well as costs attributable to any individuals whose activities relate to the transformation of raw materials or components into finished goods and the transportation of finished goods to the customer. Our product costs are affected by: our sales volume; the cost of raw materials, including electrical steel, carbon steel, copper, aluminum, and other key raw materials; the cost of components, including circuit breakers, accessories and gauges; technological innovation; economies of scale; and improvements in production processes and automation. We do not currently hedge against changes in the price of raw materials.
Gross profit may vary from quarter to quarter and is primarily affected by our sales volume, product costs, product mix, customer mix, end market mix, and seasonality. We have increased and expect to continue to increase our manufacturing headcount in connection with the expansion of our business. The rate at which we add new manufacturing employees and the period of time it takes to train them and for them to reach full productivity has and can in the future impact our gross profit.

FORGENT INTERMEDIATE LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Expenses
Operating expenses consist of selling, general and administrative expenses, transaction costs and depreciation and amortization. We expect to continue to invest substantial resources to support our growth and anticipate our operating expenses will increase in absolute dollar amounts for the foreseeable future.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries, share-based compensation, employee benefits and payroll taxes related to our executives, sales, finance and accounting, human resources, IT, engineering and legal organizations, travel expenses, facilities costs, marketing expenses, bad debt expense and fees for professional services. Professional services consist of audit, legal, tax, insurance, IT and other costs. We have increased and expect to continue to increase our sales and marketing personnel in connection with the expansion of our business. We also expect to incur additional expenses related to becoming publicly traded, including additional directors’ and officers’ liability insurance, director fees, additional expenses associated with complying with the reporting requirements of the SEC, transfer agent fees, costs relating to additional accounting, legal and administrative personnel, increased auditing, tax and legal fees, stock exchange listing fees and other public company expenses.
Depreciation
Depreciation in our operating expenses consists of costs associated with property and equipment not used in the manufacturing of our products. We expect that as we continue to grow both our revenue and our general and administrative personnel, we will require additional property and equipment to support this growth resulting in additional depreciation expenses.
Amortization
Amortization of intangibles consists of customer relationships, trade names, backlog, and non-compete agreements over their expected period of use.
Non-Operating Expenses
Interest Expense
Interest expense consists of interest and other charges paid in connection with our long-term debt.
Interest Income
Interest income consists of income received on our cash and cash equivalents invested in money market accounts or similar short-term investments.
Income Taxes
We are subject to federal, state and local income taxes in the United States and foreign taxes.

FORGENT INTERMEDIATE LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
The following tables set forth our consolidated results of operations for the periods presented. This information is derived from our accompanying consolidated financial statements included elsewhere in this Form 10-Q and prepared in accordance with GAAP. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future, including for the reasons described above under “—Key Factors Affecting Our Performance.”

	Three Months Ended December 31,				Six Months Ended December 31,
	2025	2024	Increase / Decrease	% Change	2025	2024	Increase / Decrease	% Change
(in thousands, except change data)
Revenues	$296,404	$175,338	$121,066	69%	$579,678	$329,351	$250,327	76%
Cost of Revenues	194,648	111,583	83,065	74%	379,970	199,151	180,819	91%
Gross Profit	101,756	63,755	38,001	60%	199,708	130,200	69,508	53%
Operating Expenses
Selling, general and administrative expenses	68,145	29,656	38,489	130%	121,728	55,803	65,925	118%
Depreciation and amortization	13,521	15,154	(1,633)	(11)%	26,727	32,851	(6,124)	(19)%
Total Operating Expenses	81,666	44,810	36,856	82%	148,455	88,654	59,801	67%
Income (Loss) from Operations	20,090	18,945	1,145	6%	51,253	41,546	9,707	23%
Other Income (Expense)
Interest expense	(20,992)	(13,736)	(7,256)	53%	(34,865)	(28,614)	(6,251)	22%
Interest income	482	1,545	(1,063)	(69)%	1,387	3,224	(1,837)	(57)%
Other expense	(71)	523	(594)	(114)%	224	(331)	555	(168)%
Total Other Expense, net	(20,581)	(11,668)	(8,913)	76%	(33,254)	(25,721)	(7,533)	29%
Income (Loss) Before Tax (Expense) Benefit	(491)	7,277	(7,768)	(107)%	17,999	15,825	2,174	14%
Income Tax (Expense) Benefit	400	(846)	1,246	(147)%	(2,534)	(2,057)	(477)	23%
Net Income (Loss)	(91)	6,431	(6,522)	(101)%	15,465	13,768	1,697	12%
Less: net income (loss) attributable to non-controlling interest	(337)	1,838	(2,175)	(118)%	5,206	2,894	2,312	80%
Net Income (Loss) Attributable to Forgent Intermediate LLC	$246	$4,593	$(4,347)	(95)%	$10,259	$10,874	$(615)	(6)%

Comparison of Operations for the Three Months Ended December 31, 2025 and 2024
Revenues
Revenues for the three months ended December 31, 2025 were $296.4 million as compared to $175.3 million for the three months ended December 31, 2024. The increase in revenues was driven by increases in sales of Custom Products and Powertrain Solutions, attributable to growing demand for our products across our end markets, particularly with our data center and grid customers, and new campuses commencing production in the period to meet customer demand.
Cost of Revenues
Cost of revenues for the three months ended December 31, 2025 were $194.6 million as compared to $111.6 million for the three months ended December 31, 2024. The increase in cost of revenues was primarily driven by an increase in material and labor costs related to higher sales volumes and an increase in fixed overhead costs, including depreciation expense related to the expansion of our manufacturing campuses. Cost of revenues as a percentage of revenues increased primarily as a result of under-absorbed labor costs related to accelerated headcount growth, under-absorbed fixed overhead relating to new campuses ramping toward their target production rates, and one-time startup costs at new campuses.

FORGENT INTERMEDIATE LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Expenses:
Selling, General and Administrative
Selling, general and administrative expenses for the three months ended December 31, 2025 were $68.1 million as compared to $29.7 million for the three months ended December 31, 2024. The increase in selling, general and administrative expenses was driven by increases in headcount, sales and marketing costs, professional services, and IT costs to support our growth.
Depreciation
Depreciation for the three months ended December 31, 2025 was $1.1 million as compared to $0.3 million for the three months ended December 31, 2024. The increase in depreciation was primarily driven by an increase in property and equipment in the current fiscal year.
Amortization
Amortization of intangibles for the three months ended December 31, 2025 was $12.5 million as compared to $14.9 million for the three months ended December 31, 2024. The decrease in amortization was driven by backlog from certain acquisitions being fully amortized in the current fiscal year.
Interest Expense
Interest expense for the three months ended December 31, 2025 was $21.0 million as compared to $13.7 million for the three months ended December 31, 2024. The increase in interest expense was driven by the write-off of approximately $10 million of deferred financing costs related to refinancing our 2023 Credit Agreement.
Interest Income
Interest income for the three months ended December 31, 2025 was $0.5 million as compared to $1.5 million for the three months ended December 31, 2024. The decrease in interest income resulted from (i) lower average cash and cash equivalents balances and (ii) lower interest rates in the current year as compared to the prior year.
Income Tax Expense
Income tax benefit (expense) was $0.4 million and $(0.8) million for the three months ended December 31, 2025 and 2024, respectively. Our effective income tax rate for the three months ended December 31, 2025 and 2024 was 81.5% and 11.6%, respectively. For the three months ended December 31, 2025, our effective income tax rate differed from the federal statutory rate of 21% primarily due to our non-controlling interest not being subject to income taxes and favorable discrete adjustments related to the filing of our 2024 federal tax return.
Net Income (Loss)
As a result of the factors discussed above, net loss was $(0.1) million and net income was $6.4 million for the three months ended December 31, 2025 and 2024, respectively. The net loss for the three months ended December 31, 2025 was driven primarily by the write-off of approximately $10 million of deferred financing costs related to refinancing our 2023 Credit Agreement.

FORGENT INTERMEDIATE LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Comparison of Operations for the Six Months Ended December 31, 2025 and 2024
Revenues
Revenues for the six months ended December 31, 2025 were $579.7 million as compared to $329.4 million for the six months ended December 31, 2024. The increase in revenues was driven by increases in sales of Custom Products and Powertrain Solutions, attributable to growing demand for our products across our end markets, particularly with our data center and grid customers, and new campuses coming online in the current fiscal year to meet customer demand.
Cost of Revenues
Cost of revenues for the six months ended December 31, 2025 were $380.0 million as compared to $199.2 million for the six months ended December 31, 2024. The increase in cost of revenues was primarily driven by an increase in material and labor costs related to higher sales volumes and an increase in fixed overhead costs, including depreciation expense related to the expansion of our manufacturing campuses. Cost of revenues as a percentage of revenues increased primarily as a result of under-absorbed labor costs related to accelerated headcount growth, under-absorbed fixed overhead relating to new campuses ramping toward their target production rates, and one-time startup costs at new campuses.
Operating Expenses:
Selling, General and Administrative
Selling, general and administrative expenses for the six months ended December 31, 2025 were $121.7 million as compared to $55.8 million for the six months ended December 31, 2024. The increase in selling, general and administrative expenses was driven by increases in headcount, sales and marketing costs, professional services, and IT costs to support our growth.
Depreciation
Depreciation for the six months ended December 31, 2025 was $1.4 million as compared to $0.5 million for the six months ended December 31, 2024. The increase in depreciation was primarily driven by an increase in property and equipment in the current fiscal year.
Amortization
Amortization of intangibles for the six months ended December 31, 2025 was $25.3 million as compared to $32.4 million for the six months ended December 31, 2024. The decrease in amortization was driven by backlog from certain acquisitions being fully amortized in the current fiscal year.
Interest Expense
Interest expense for the six months ended December 31, 2025 was $34.9 million as compared to $28.6 million for the six months ended December 31, 2024. The increase in interest expense was driven by the write-off of approximately $10 million of deferred financing costs related to refinancing our 2023 Credit Agreement.
Interest Income
Interest income for the six months ended December 31, 2025 was $1.4 million as compared to $3.2 million for the six months ended December 31, 2024. The decrease in interest income resulted from (i) lower average cash and cash equivalents balances and (ii) lower interest rates in the current year as compared to the prior year.

FORGENT INTERMEDIATE LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income Tax Expense
Income tax expense was $2.5 million and $2.1 million for the six months ended December 31, 2025 and six months ended December 31, 2024, respectively. Our effective income tax rate for the six months ended December 31, 2025 and 2024 was 14.1% and 13.0%, respectively. For the six months ended December 31, 2025, our effective income tax rate differed from the federal statutory rate of 21% primarily due to our non-controlling interest not being subject to income taxes and favorable discrete adjustments related to the filing of our 2024 federal tax return.
Net Income
As a result of the factors discussed above, net income was $15.5 million and $13.8 million for the six months ended December 31, 2025 and 2024, respectively.
Non-GAAP Financial Measures
We present non-GAAP performance measures as we believe it is appropriate for investors to consider adjusted financial measures in addition to results in accordance with GAAP.
These non-GAAP financial measures provide supplemental information and should not be considered replacements for results in accordance with GAAP. Management uses non-GAAP financial measures internally for planning and forecasting purposes and in its decision-making processes related to the operations of our Company. We believe these measures provide meaningful information to us and investors because they enhance the understanding of our operating performance, ability to generate cash, and the trends of our business. Additionally, we believe investors benefit from having access to the same financial measures that management uses in evaluating our operations.
The primary limitation of these measures is they exclude the financial impact of items that would otherwise either increase or decrease our reported results. This limitation is best addressed by using these non-GAAP financial measures in combination with the most directly comparable GAAP financial measures in order to better understand the amounts, character, and impact of any increase or decrease in reported amounts. These non-GAAP financial measures may not be comparable to similarly titled measures reported by other companies, which limits their usefulness as a comparative measure.
Among other limitations, Adjusted EBITDA and Adjusted Net Income do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments and do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations. Adjusted EBITDA and Adjusted Net Income also do not reflect income tax expense or benefit.
Because of these limitations, Adjusted EBITDA and Adjusted Net Income should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA and Adjusted Net Income on a supplemental basis. You should review the reconciliations of net income (loss) to Adjusted EBITDA and Adjusted Net Income respectively below and not rely on any single financial measure to evaluate our business.
Our non-GAAP financial measures include:
•Adjusted EBITDA – We define Adjusted EBITDA as net income (loss) plus or minus (i) interest expense, (ii) interest income, (iii) income tax benefit (expense), (iv) depreciation expense, (v) amortization of intangibles, (vi) equity-based compensation, (vii) Sponsor fees and expenses, (viii) public company readiness costs, (ix) earnout expenses, (x) non-recurring integration and consulting fees, and (xi) investment banking fees and expenses.
•Adjusted Net Income – We define Adjusted Net Income as net income (loss) plus or minus (i) amortization of intangibles, (ii) amortization of deferred financing costs, (iii) equity-based compensation, (iv) Sponsor fees and expenses, (v) public company readiness costs, (vi) earnout expenses, (vii) non-recurring integration and consulting fees, (viii) investment banking fees and expenses, and (ix) tax impact of adjustments.

FORGENT INTERMEDIATE LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Adjusted EBITDA
Adjusted EBITDA is intended as a supplemental measure of performance that is neither required by, nor presented in accordance with, GAAP. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.
In addition, we use Adjusted EBITDA (i) in evaluating management’s performance when determining incentive compensation, (ii) to evaluate the effectiveness of our business strategies and (iii) because our debt agreements use a similar metric to measure our compliance with certain covenants.
The table below reconciles Net (Loss) Income (the most directly comparable GAAP measure) to Adjusted EBITDA (a non-GAAP measure) for the periods presented (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net (Loss) Income	$(91)	$6,431	$15,465	$13,768
Interest expense	20,992	13,736	34,865	28,614
Interest income	(482)	(1,545)	(1,387)	(3,224)
Income tax (benefit) expense	(400)	846	2,534	2,057
Depreciation expense	3,871	1,388	6,977	2,532
Amortization of intangibles	12,496	14,869	25,274	32,367
Equity-based compensation	1,627	412	2,187	905
Sponsor fees and expenses(1)	10,538	2,663	17,138	4,425
Public company readiness costs(2)	2,679	405	4,081	447
Earnout expenses(3)	—	—	5,400	—
Non-recurring integration and consulting fees(4)	9,153	669	12,949	1,203
Adjusted EBITDA	$60,383	$39,874	$125,483	$83,094
_____________
(1)Represents fees and expense reimbursements paid to Neos Partners, our Sponsor.
(2)Represents non-recurring professional services fees we incurred in connection with readying the Company for our initial public offering and statutory SEC reporting, as well as certain non-recurring recruiting costs.
(3)Represents non-recurring earnout amounts accrued to certain sellers in connection with business acquisitions.
(4)Represents non-recurring professional services fees we incurred in connection with certain post-acquisition activities, including valuation, technical accounting and integration consulting services.

FORGENT INTERMEDIATE LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Adjusted Net Income
Adjusted Net Income is intended as a supplemental measure of performance that is neither required by, nor presented in accordance with, GAAP. We present Adjusted Net Income because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.
In addition, we use Adjusted Net Income (i) in evaluating management’s performance when determining incentive compensation and (ii) to evaluate the effectiveness of our business strategies.
The table below reconciles Net (Loss) Income (the most directly comparable GAAP measure) to Adjusted Net Income (a non-GAAP measure) for the periods presented (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net (Loss) Income	$(91)	$6,431	$15,465	$13,768
Amortization of intangibles	12,496	14,869	25,274	32,367
Amortization / write off of discounts and deferred financing costs	10,011	631	11,010	1,331
Equity-based compensation	1,627	412	2,187	905
Sponsor fees and expenses(1)	10,538	2,663	17,138	4,425
Public company readiness costs(2)	2,679	405	4,081	447
Earnout expenses(3)	—	—	5,400	—
Non-recurring integration and consulting fees(4)	9,153	669	12,949	1,203
Tax impact of adjustments(5)	(10,896)	(4,671)	(18,417)	(9,657)
Adjusted Net Income	$35,517	$21,409	$75,087	$44,789
_____________
(1)Represents fees and expense reimbursements paid to Neos Partners, our Sponsor.
(2)Represents non-recurring professional services fees we incurred in connection with readying the Company for our initial public offering and statutory SEC reporting, as well as certain non-recurring recruiting costs.
(3)Represents non-recurring earnout amounts accrued to certain sellers in connection with business acquisitions.
(4)Represents non-recurring professional services fees we incurred in connection with certain post-acquisition activities, including valuation, technical accounting and integration consulting services.
(5)Represents the estimated tax impact of all Adjusted Net Income add-backs, excluding those which represent permanent differences between book versus tax.

FORGENT INTERMEDIATE LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods (in thousands):

	Six Months Ended December 31,
	2025	2024
Net cash provided by operating activities	$6,007	$59,713
Net cash used in investing activities	(56,368)	(24,376)
Net cash provided by (used in) financing activities	45,204	(5,896)
Increase (decrease) in cash and cash equivalents	$(5,157)	$29,441
We finance our operations primarily with operating cash flows and short and long-term borrowings. Our ability to generate positive cash flow from operations is dependent upon the amount of income from operations that we generate before amortization expense and other non-cash items. Based on our past performance and current expectations, we believe operating cash flows will be sufficient to meet our future cash needs for the next twelve months. Our revolving credit facility provides an additional source of liquidity to fund operations.
As of December 31, 2025, our cash and cash equivalents were $106.2 million. Net working capital as of December 31, 2025 was $230.6 million.
As of December 31, 2025, we had outstanding borrowings, net of discount and deferred financing fees of $583.5 million, $4.5 million of which was due to be paid in the next 12 months, and $250.0 million available for additional borrowings under our line of credit.
Operating Activities
For the six months ended December 31, 2025, cash provided by operating activities was $6.0 million. Cash provided by operating activities was primarily driven by net income of $15.5 million. Cash provided by operating activities was favorably impacted by $53.5 million of net non-cash items, including $32.3 million of depreciation and amortization and $11.0 million of amortization / write-off of discounts and deferred financing costs. Cash flow from operations for the six months ended December 31, 2025 was reduced by $63.0 million for working capital items, including uses of cash of $91.5 million for accounts receivable resulting from increased revenues and $45.3 million for inventory to support orders in backlog, partially offset by sources of cash from accounts payable of $10.6 million primarily related to inventory purchases, $26.6 million in accrued expenses, and $44.0 million in deferred revenue related to our increased backlog.
For the six months ended December 31, 2024, cash provided by operating activities was $59.7 million. Cash provided by operating activities was primarily driven by net income of $13.8 million. Cash provided by operating activities was favorably impacted by $36.4 million of net non-cash items, including $34.9 million of depreciation and amortization. Cash flow from operations for the six months ended December 31, 2024 was increased by $9.5 million for working capital items, including sources of cash from reductions in deferred revenue of $36.3 million, accounts payable of $13.3 million primarily related to inventory purchases, and accrued expenses of $8.0 million primarily related to compensation and sponsor fees, partially offset by uses of cash of $31.4 million for accounts receivable resulting from increased revenues, $7.9 million for inventory to support orders in backlog, and $8.0 million for prepaid and other assets.
Investing Activities
For the six months ended December 31, 2025 and 2024, cash used in investing activities of $56.4 million and $24.4 million, respectively, was primarily related to purchases of property and equipment for our capacity expansion, which we expect to complete by the end of fiscal year 2026.

FORGENT INTERMEDIATE LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financing Activities
For the six months ended December 31, 2025, cash provided by financing activities was $45.2 million. Cash provided by financing activities was driven by refinancing our 2023 Credit Agreement during the current period. The Company received $594.0 million, net of discount in proceeds in connection with the refinancing and used those funds to repay $511.1 million for the prior outstanding facilities as well as to pay $16.1 million with respect to the payable pursuant to the acquisitions, $11.8 million in deferred financing costs and $8.3 million in deferred offering costs in connection with the IPO.
For the six months ended December 31, 2024, cash used in financing activities was $5.9 million, of which $2.6 million related to payments on the 2023 Credit Agreement, and $3.3 million related to deferred offering costs.
Debt Obligations
For a discussion of our debt obligations, see Note 9, “Long-Term Debt” in our consolidated financial statements included elsewhere in this Form 10-Q.
Product Warranties
For a discussion of our product warranties, see Note 2, “Summary of Significant Accounting Policies—Warranty Liability” within the Prospectus.
Recent Accounting Pronouncements
For a discussion of our recent accounting pronouncements, see Note 3, “Recent Accounting Pronouncements” in our consolidated financial statements included elsewhere in this Form 10-Q.
Critical Accounting Estimates
For a discussion of our critical accounting estimates, see “Critical Accounting Estimates” within the Prospectus. There have been no material changes to these estimates during the period.

FORGENT INTERMEDIATE LLC
PART I - FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk exposures or in our risk management policies as disclosed in the Prospectus.
Item 4. Controls and Procedures

Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORGENT INTERMEDIATE LLC
PART II - OTHER INFORMATION
Part II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows. Refer to Part I. Item 1. Note 17, "Commitments and Contingencies" of “Notes to Condensed Consolidated Financial Statements” for additional information.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks that affect our business, please refer to the section titled “Risk Factors” in the Forgent Power Solutions, Inc.'s ("Forgent Power Solutions") final prospectus dated February 4, 2026 and filed with the SEC on February 6, 2026 (the "Prospectus"). There have been no material changes to our risk factors as previously disclosed in the Prospectus.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from IPO of Common Stock
On February 6, 2026, Forgent Power Solutions completed an initial public offering (the "IPO"). In the IPO, Forgent Power Solutions sold 16,586,427 shares of its Class A common stock, and selling stockholders (the "Selling Stockholders") sold 39,413,573 shares of Class A common stock, in each case, at a public offering price of $27.00 per share. On February 9, 2026, the Forgent Power Solutions and the Selling Stockholders completed the sale of 2,487,964 and 5,912,036 shares of Class A common stock, respectively, pursuant to the exercise in full of the underwriters' overallotment option. From the IPO and exercise of the underwriters’ overallotment option, Forgent Power Solutions received $491.8 million in proceeds, net of underwriting discounts and commissions, which was used to indirectly purchase 19,074,391 capital ownership interests of Opco, and Opco utilized the net proceeds it received from the sale of Opco LLC Interests to us to redeem Opco LLC Interests from Forgent Parent II LP and Forgent Parent III LP. Neither the Company nor Forgent Power Solutions received any of the proceeds from the sale of Class A common stock by the Selling Stockholders.
There has been no material change in the use of proceeds as described in the Prospectus.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) Rule 10b5-1 Trading Plans and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2025, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

FORGENT INTERMEDIATE LLC
PART II - OTHER INFORMATION
Item 6. Exhibits

Exhibit No.	Description	SEC Document Reference
3.1	Amended and Restated Certificate of Incorporation of Forgent Power Solutions, Inc.	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 filed on February 4, 2026.
3.2	Amended and Restated Bylaws of Forgent Power Solutions, Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-8 filed on February 4, 2026.
4.1	Form of Certificate of Class A Common Stock of the Registrant.	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed on January 26, 2026.
10.1
Credit Agreement, dated as of December 19, 2025, by and among the borrowers party thereto, Forgent Intermediate III LLC, a Delaware limited liability company, the lenders and issuing banks from time to time party thereto, and Jefferies Finance LLC, as administrative agent and as collateral agent.
Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed on January 9, 2026.
10.2	Tax Receivable Agreement, dated as of February 4, 2026, by and among the Company and each of the other parties from time to time party thereto.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 10, 2026.
10.3	Registration Rights Agreement dated as of February 4, 2026, by and among the Company and each of the other parties from time to time thereto.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 10, 2026.
10.4*	Forgent Power Solutions, Inc. 2026 Equity Incentive Plan.	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on February 4, 2026.
10.5	Form of Director and Officer Indemnification Agreement.	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on January 9, 2026.
10.6	Second A&R Opco LLC Agreement, dated February 4, 2026, by and among the Company and the other parties thereto.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 10, 2026.
10.7	Stockholders Agreement, dated February 4, 2026, by and among the Company, Forgent Parent I LP, Forgent Parent II LP, Forgent Parent III LP and Forgent Parent IV LP.	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 10, 2026.
10.8*	Employment Agreement for Gary Niederpruem.	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A filed on January 26, 2026.
10.9*	Employment Agreement for Tyson Hottinger, amended and restated.	Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A filed on January 26, 2026.
10.10*	Employment Agreement for Ryan Fiedler, amended and restated.	Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on January 26, 2026.
10.11*	Form of Grant Notice and Award Agreement for Directors (Annual).	Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A filed on January 26, 2026.
10.12*	Form of Grant Notice and Award Agreement for Directors (One-Time).	Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A filed on January 26, 2026.

FORGENT INTERMEDIATE LLC
PART II - OTHER INFORMATION

Exhibit No.	Description	SEC Document Reference
10.13*	Form of Grant Notice and Award Agreement for Employees.	Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A filed on January 26, 2026.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101	Inline XBRL file set for the Consolidated Financial Statements and accompanying notes in Part I, Item 1, “Financial Statements” and for the information under Part II, Item 5, “Other Information” of this Quarterly Report on Form 10-Q.	Filed herewith.
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL file set.	Filed herewith.
_____________
*Denotes compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, as amended, Forgent Power Solutions, Inc. has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dayton, State of Minnesota on March 16, 2026.

Forgent Power Solutions, Inc.

Date:	March 16, 2026	By:	/s/ Gary J. Niederpruem
Gary J. Niederpruem
Chief Executive Officer

Date:	March 16, 2026	By:	/s/ Ryan Fiedler
Ryan Fiedler
Chief Financial Officer