Form 10-Q
period 2026-03-31
Forgent Power Solutions, Inc.
filed 2026-05-14
CIK 2080126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Number of Shares Outstanding
Class A Common Stock, $0.00001 par value per share	244,118,850	shares outstanding as of May 7, 2026
Class B Common Stock, $0.00001 par value per share	60,310,039	shares outstanding as of May 7, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some information in this Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements that are based on our management’s beliefs, expectations and assumptions and currently available information. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, technology developments, financing and investment plans, dividend policy, competitive position, industry and regulatory environment, potential growth opportunities and the effects of competition. Forward-looking include statements that are not historical facts may be identified by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” and similar expressions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent risks, uncertainties and other changes in circumstances we cannot predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements and you should not place undue reliance on such statements.
Important factors that could cause actual results to differ materially from our expectations include:

•if there is less demand for, or greater supply of, electrical distribution equipment in the future, the price of electrical distribution equipment could decline which would adversely impact both our revenue growth and profit margins;
•if the prices of raw materials, such as electrical steel, carbon steel, aluminum or copper, or labor costs increase in the future and we are unable to pass those increases on to our customers, our profit margins could be significantly impacted;
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
•our organizational structure, including the Tax Receivable Agreement (as defined in Note 11, “Payable Pursuant to the Tax Receivable Agreement” included herein), confers certain benefits upon the Continuing Equity Owners (as defined in Note 2, “Summary of Significant Accounting Policies” included herein) that will not benefit certain holders of our Class A common stock to the same extent it will benefit the Continuing Equity Owners;
•in certain cases, payments under the Tax Receivable Agreement to the Continuing Equity Owners may be accelerated or significantly exceed any actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement;
•our status as a “controlled company” and ability to rely on exemptions from certain corporate governance requirements;
•Neos Partners, LP (“Sponsor”) will have significant influence over us and its interests may conflict with our interests and the interests of other stockholders;
•Delaware law and anti-takeover provisions in our governing documents may have the effect of delaying or preventing a change of control or changes in our management and may deprive our investors of the opportunity to receive a premium for their shares;
•the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members and officers; and
•the risk factors described under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in our final prospectus, dated March 26, 2026, filed with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended, (the “Prospectus”) and other cautionary statements included in this Quarterly Report.

The forward-looking statements included in this Form 10-Q represent our management's belief and assumptions only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements as a result of new information, future events or otherwise.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
FORGENT POWER SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	March 31, 2026	June 30, 2025
Assets
Current Assets
Cash and cash equivalents	$93,831	$111,322
Accounts receivable, net	274,592	159,970
Inventory, net	179,496	117,577
Prepaid and other current assets	59,528	56,278
Total Current Assets	607,447	445,147
Property and equipment, net	179,374	108,170
Operating lease right of use assets	110,779	117,769
Goodwill	516,629	516,629
Other intangible assets, net	300,265	337,271
Deferred tax assets	131,675	—
Other assets	7,172	11,700
Total Assets	$1,853,341	$1,536,686

Liabilities and Stockholders’s Equity / Member's Equity
Current Liabilities
Accounts payable	$104,693	$61,943
Accrued expenses	116,612	79,541
Payables pursuant to the acquisitions	1,081	17,226
Deferred revenue	133,514	110,895
Operating lease liabilities, current portion	8,346	6,879
Long-term debt, current portion	6,000	5,173
Total Current Liabilities	370,246	281,657
Long-term debt, net of discount and deferred financing costs, less current portion	578,129	496,934
Payable pursuant to the Tax Receivable Agreement	207,286	—
Deferred tax liability, net	—	63,318
Operating lease liabilities, less current portion	115,084	121,491
Total Liabilities	1,270,745	963,400
Commitments and Contingencies (Note 21)
Stockholder's Equity / Member's Equity
Member’s equity	—	374,534
Class A common stock, $0.00001 par value; 2,000,000,000 shares authorized; 244,118,850 issued and outstanding	2	—
Class B common stock, $0.00001 par value; 100,000,000 shares authorized; 60,310,039 issued and outstanding	1	—
Additional paid-in capital	420,457	—
Retained earnings	26,021	—
Total Stockholder's Equity Attributable to Forgent Power Solutions, Inc. / Member's Equity	446,481	374,534
Non-controlling interests	136,115	198,752
Total Stockholder’s Equity / Member's Equity	582,596	573,286
Total Liabilities and Stockholder’s Equity / Member's Equity	$1,853,341	$1,536,686
See Accompanying Notes to Condensed Consolidated Financial Statements.

FORGENT POWER SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Revenues	$378,709	$186,224	$958,387	$515,575
Cost of Revenues	247,513	118,059	627,483	317,210
Gross Profit	131,196	68,165	330,904	198,365
Operating Expenses
Selling, general, and administrative expenses	78,518	32,108	200,246	87,911
Depreciation and amortization	13,342	13,657	40,069	46,508
Total Operating Expenses	91,860	45,765	240,315	134,419
Income from Operations	39,336	22,400	90,589	63,946
Other Income (Expense)
Interest expense	(10,839)	(13,219)	(45,704)	(41,833)
Interest income	701	1,285	2,088	4,509
Other expense	(319)	(131)	(95)	(462)
Total Other Expense, net	(10,457)	(12,065)	(43,711)	(37,786)
Income Before Tax Expense	28,879	10,335	46,878	26,160
Income Tax Expense	(4,404)	(1,896)	(6,938)	(3,953)
Net Income	24,475	8,439	39,940	22,207
Less: net income attributable to non-controlling interests	6,188	1,557	11,394	4,451
Net Income Attributable to Forgent Power Solutions, Inc.	$18,287	$6,882	$28,546	$17,756

			Period from February 5, 2026 to March 31, 2026
Earnings per share of Class A common stock:
Basic			$0.08
Diluted			$0.08

Weighted average shares of Class A common stock outstanding:
Basic			233,735
Diluted			233,902
See Accompanying Notes to Condensed Consolidated Financial Statements.

FORGENT POWER SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S / MEMBER'S EQUITY (UNAUDITED)
(in thousands)

For the three and nine months ended March 31, 2026

		Class A Common Stock		Class B Common Stock
	Member's Equity	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interests	Total Member’s / Stockholder's Equity
Balance at June 30, 2025	$374,534	—	$—	—	$—	$—	$—	$198,752	$573,286
Equity-based compensation	560	—	—	—	—	—	—	—	560
Distributions	(1,440)	—	—	—	—	—	—	—	(1,440)
Net income	10,013	—	—	—	—	—	—	5,543	15,556
Balance at September 30, 2025	383,667	—	—	—	—	—	—	204,295	587,962
Equity-based compensation	1,627	—	—	—	—	—	—	—	1,627
Net income (loss)	246	—	—	—	—	—	—	(337)	(91)
Balance at December 31, 2025	$385,540	—	—	—	—	—	—	203,958	589,498
Equity-based compensation prior to Organizational Transactions	302	—	—	—	—	—	—	—	302
Net loss prior to Organizational Transactions	(1,339)	—	—	—	—	—	—	(449)	(1,788)
Effect of Organizational Transactions	(384,503)	214,261,254	2	90,167,635	1	378,105	6,395	—	—
Issuance of Class A common stock sold in IPO, net of underwriting discounts and commissions	—	19,074,391	—	—	—	491,833	—	—	491,833
Purchase of Opco LLC Interests and Class B common stock related to IPO	—	—	—	(19,074,391)	—	(491,833)	—	—	(491,833)
Deferred tax adjustments related to Tax Receivable Agreement related to IPO	—	—	—	—	—	(20,200)	—	—	(20,200)
Issuance of Class A common stock sold in follow-on offering, net of underwriting discounts	—	10,783,205	—	—	—	308,561	—	—	308,561
Purchase of Opco LLC Interests and Class B common stock related to follow-on offering	—	—	—	(10,783,205)	—	(308,561)	—	—	(308,561)
Deferred tax adjustments related to Tax Receivable Agreement related to follow-on offering	—	—	—	—	—	11,553	—	—	11,553
Net income	—	—	—	—	—	—	19,626	6,637	26,263
Equity-based compensation	—	—	—	—	—	3,055	—	—	3,055

FORGENT POWER SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S / MEMBER'S EQUITY (UNAUDITED) (continued)
(in thousands)

		Class A Common Stock		Class B Common Stock
	Member's Equity	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interests	Total Member’s / Stockholder's Equity
Deferred offering costs	—	—	—	—	—	(26,087)	—	—	(26,087)
Reallocation of non-controlling interests	—	—	—	—	—	74,031	—	(74,031)	—
Balance at March 31, 2026	$—	244,118,850	$2	60,310,039	$1	$420,457	$26,021	$136,115	$582,596
For the three and nine months ended March 31, 2025

	Member’s Equity	Non-Controlling Interests	Total Member’s Equity
Balance at June 30, 2024	$517,950	$75,002	$592,952
Equity-based compensation	493	—	493
Net income	6,281	1,056	7,337
Balance at September 30, 2024	524,724	76,058	600,782
Equity-based compensation	412	—	412
Net income	4,593	1,838	6,431
Balance at December 31, 2024	529,729	77,896	607,625
Equity-based compensation	367	—	367
Net income	6,882	1,557	8,439
Balance at March 31, 2025	$536,978	$79,453	$616,431
See Accompanying Notes to Condensed Consolidated Financial Statements.

FORGENT POWER SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net income	$39,940	$22,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,406	49,775
Amortization / write off of discounts and deferred financing costs	11,682	1,955
Deferred taxes	3,646	(2,909)
Provision (recovery) for credit losses	1,552	(446)
Provision for slowing-moving and excess inventory	3,898	353
Equity-based compensation	5,544	1,272
Reduction in carrying amount of ROU asset, operating leases	6,990	6,037
Changes in assets and liabilities:
Accounts receivable	(116,174)	(49,811)
Inventory	(65,817)	(26,689)
Prepaid and other assets	(3,987)	(16,044)
Accounts payable	42,750	24,717
Accrued expenses	37,071	8,689
Deferred revenue	22,619	34,823
Lease liabilities, operating leases	(4,940)	(1,698)
Net Cash Provided by Operating Activities	35,180	52,231
Cash Flows from Investing Activities
Purchases of property and equipment	(84,604)	(43,088)
Net Cash Used in Investing Activities	(84,604)	(43,088)
Cash Flows from Financing Activities
Proceeds from issuance of Class A common stock sold in an IPO, net of underwriting discounts and commissions	491,833	—
Purchase of OpCo LLC Interests from Existing Shareholders with proceeds from IPO	(491,833)	—
Proceeds from issuance of Class A common stock sold in follow-on offering, net of underwriting discounts and commissions	308,561	—
Purchase of OpCo LLC Interests from Existing Shareholders with proceeds from follow-on offering	(308,561)	—
Proceeds from long-term debt	594,000	—
Payments on long-term debt	(511,110)	(3,879)
Debt financing costs	(11,757)	—
Distribution to member	(1,440)	—
Payment of payable pursuant to the acquisitions	(16,145)	(13,066)
Deferred offering costs	(21,615)	(3,310)
Net Cash Provided by (Used in) Financing Activities	31,933	(20,255)
Net Decrease in Cash and Cash Equivalents	(17,491)	(11,112)
Cash and Cash Equivalents - Beginning of Period	111,322	186,396
Cash and Cash Equivalents - End of Period	$93,831	$175,284

FORGENT POWER SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
(in thousands)

	Nine Months Ended March 31,
	2026	2025
Supplemental Cash Flows Information:
Cash paid for interest	$34,525	$42,431
Cash paid for taxes	$1,960	$1,879
Non-cash financing activities:
Recording of deferred tax assets related to exchanges of Class B common stock to Class A common stock	$196,324	$—
Recording of amounts payable pursuant to tax receivable agreement	$207,286	$—
Capital contribution related to tax receivable agreement exchanges of Class B common stock to Class A common stock	$8,647	$—
Reclassification of deferred offering costs to additional paid-in capital	$4,472	$—
See Accompanying Notes to Condensed Consolidated Financial Statements.

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    Organization and Nature of Business
Forgent Power Solutions, Inc. (the “Company”) was incorporated in Delaware on July 21, 2025 for the purpose of completing an initial public offering (“IPO”) of its Class A common stock, par value $0.00001 per share (“Class A common stock”) and related transactions in order to continue the business of Forgent Power Solutions LLC (“Opco”). After the IPO, the Company became a holding company in an umbrella partnership C corporation (“Up-C”) structure and a sole managing member of Opco with its only material asset consisting of limited liability company interests of Opco (“Opco LLC Interests”).
The Company designs, manufactures and sells electrical distribution equipment used in data centers, the power grid and industrial facilities. The Company specializes in producing custom products that are “engineered-to-order” for technically demanding applications. Major product categories of electrical distribution equipment that the Company sells include automatic transfer switches, dry type transformers, electrical houses, generator connection cabinets, liquid filled transformers, panelboards, power distribution units, power skids, remote power panels, switchboards, switchgear and tap boxes. The Company also provides on-site commissioning and maintenance services for its products.
Initial Public Offering
On February 6, 2026, the Company closed an IPO of 19,074,391 shares of Class A common stock sold by the Company and 45,325,609 shares of Class A common stock sold by parent entities of Opco (collectively, the “Selling Stockholders”), in each case, at an IPO price of $27.00 per share.
From the IPO, the Company received $491.8 million in proceeds, net of underwriting discounts and commissions, which was used to indirectly purchase 19,074,391 Opco LLC Interests, and Opco utilized the net proceeds it received from the sale of Opco LLC Interests to the Company to redeem Opco LLC Interests from Forgent Parent II LP and Forgent Parent III LP (the “Existing Opco LLC Owners”). The Company did not receive any of the proceeds from the sale of Class A common stock by the Selling Stockholders. Immediately prior to the IPO and following the IPO, Forgent Intermediate LLC was and is a wholly owned subsidiary of the Company and is the managing member and owns all of the limited liability company units of Forgent Intermediate II LLC. In turn, Forgent Intermediate II LLC is the managing member of Opco. Forgent Intermediate LLC and Forgent Intermediate II LLC collectively own a majority of the Opco LLC Interests, and the remaining Opco LLC Interests are owned by the Existing Opco LLC Owners.
As a result of the IPO, the related reorganization transactions that occurred in connection with the IPO, and the Follow-On Offering (described below), the Company is the indirect sole managing member of Opco and indirectly owns 80.19% of the economic interests of Opco. Accordingly, the Company consolidates the financial results of Opco and reports a non-controlling interest in the Company's condensed consolidated financial statements related to the interest held by the Existing Opco LLC Owners.
Reorganization Transactions
In connection with the IPO, the Company and Opco completed a series of transactions (the “Reorganization Transactions”), including the following:
•the limited liability company agreement of Opco (the “Amended and Restated Opco LLC Agreement”) was amended and restated to, among other things, (i) provide for a new single class of capital ownership interests of Opco LLC Interests in Opco, (ii) exchange all of the then existing membership interests of the holders of Opco capital ownership interests for Opco LLC Interests and (iii) appoint Forgent Intermediate II LLC, a wholly-owned, indirect subsidiary of the Company, as the sole managing member of Opco;
•the Company's certificate of incorporation (the “Amended and Restated Certificate of Incorporation”) was amended and restated to, among other things, (i) provide for Class A common stock with voting and economic rights (ii) provide for Class B common stock, par value $0.00001 per share (“Class B common stock”) with voting rights but no economic rights and (iii) issue 90,167,635 shares of Class B common stock to the former Existing Opco LLC Owners on a one-to-one basis with the number of Opco LLC Interests they owned prior to the IPO;
•Forgent Parent I LP contributed 100% of the equity interests of Forgent Intermediate LLC to the Company in exchange for 210,055,933 shares of Class A common stock of the Company, and Forgent Intermediate LLC merged with and into Forgent Intermediate Merger Sub LLC, with Forgent Intermediate Sub LLC surviving and renamed Forgent Intermediate LLC;

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
•the acquisition by Forgent Intermediate LLC, by merger, of Opco LLC Interests held by Forgent Blocker I LLC and Forgent Blocker II LLC (each, a “Blocker”), for which the Company issued 4,205,321 shares of Class A common stock as merger consideration (the “Blocker Merger”).
Follow-On Offering
On March 30, 2026, the Company completed a follow-on offering (the “Follow-On Offering”) consisting of 10,783,205 shares of Class A common stock offered by the Company and 23,716,795 shares of Class A common stock offered by the Selling Stockholders, including the exercise in full of the underwriters' option to purchase additional shares, at a public offering price of $29.50 per share.
From the Follow-On offering, the Company received $308.6 million in proceeds, net of underwriting discounts and commissions, which was used to indirectly purchase 10,783,205 Opco LLC Interests, and Opco utilized the net proceeds it received from the sale of Opco LLC Interests to the Company to redeem Opco LLC Interests from the Existing Opco LLC Owners. The Company did not receive any of the proceeds from the sale of Class A common stock by the Selling Stockholders.
Emerging Growth Company
The Company qualifies as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may take advantage of certain reduced public company reporting requirements. The Company has elected to use the extended transition period for complying with new or revised accounting standards and, as a result, may adopt such standards on the private company adoption dates. Accordingly, the Company’s condensed consolidated financial statements may not be comparable to the financial statements of public companies that are not emerging growth companies or that have opted out of using the extended transition period.
2.    Summary of Significant Accounting Policies
Basis of Accounting and Presentation
The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
The Company uses the U.S. dollar as its functional currency. Gains and losses from foreign currency transactions are included in other expense and are not material to the condensed consolidated financial statements.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Forgent Intermediate LLC and its subsidiaries. The Company consolidates Opco as a variable interest entity in accordance with Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”). A parent of Forgent Parent I LP has the contractual right to appoint a majority of the board of managers of Opco, which has power over Opco, including making all significant economic decisions of Opco, and Forgent Intermediate II LLC owns a majority of the economic interests in Opco. The assets and liabilities of Opco represent substantially all of the Company’s assets and liabilities with the exception of certain tax balances.
All intercompany balances and transactions have been eliminated in consolidation.
Non-controlling Interests
The non-controlling interests on the condensed consolidated statement of operations represent the portion of earnings or loss attributable to the economic interest in the Company's subsidiary, Opco, held by the Existing Opco LLC Owners. Non-controlling interests on the condensed consolidated balance sheet represent the portion of net assets of the Company attributable to the Existing Opco LLC Owners, based on the portion of the Opco LLC Interests owned by such unit holders. As of March 31, 2026, the non-controlling interests were 19.81%.

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheets as of March 31, 2026 and June 30, 2025, the condensed consolidated statements of operations, changes in member’s equity and cash flows for the three and nine months ended March 31, 2026 and 2025 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2026 and the results of its operations and its cash flows for the three and nine months ended March 31, 2026 and 2025. The financial data and other information disclosed in these notes related to the three and nine months ended March 31, 2026 and 2025 are also unaudited. The results for the three and nine months ended March 31, 2026 are not necessarily indicative of results to be expected for the year ending June 30, 2026, any other interim periods, or any future year or period. The consolidated balance sheet as of June 30, 2025 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Final Prospectus dated February 4, 2026 and filed with the Securities and Exchange Commission (the “SEC”) on February 6, 2026 (the “IPO Prospectus”).
Except for the Tax Receivable Agreement entered into during the three months March 31, 2026 (see below), there have been no changes to the Company’s significant accounting policies described in the Company’s IPO Prospectus that have had a material impact on its condensed consolidated financial statements and related notes..
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimated profit on contracts recognized over time measured using the input method, variable consideration on revenues, allowance for credit losses, reserve for excess and obsolete inventory, warranty liability, incremental borrowing rates on operating leases, income taxes, uncertain tax positions, fair value of net assets acquired, liabilities assumed and equity-based consideration issued in a business combination, equity-based compensation, useful lives of property and equipment, useful lives of intangible assets, and the payable related to the tax receivable agreement.
Concentrations of Credit Risk
The Company has cash and cash equivalents deposited at certain financial institutions which, at times, may exceed the limits provided by the Federal Deposit Insurance Corporation. The Company has not experienced any losses on such amounts and believes it is not subject to significant credit risk related to cash balances.
During the three months ended March 31, 2026, the Company had one customer whose revenues were greater than 10% of revenues. This customer represented approximately 12% of revenues and 7% of accounts receivable. During the nine months ended March 31, 2026, the Company had no customers whose revenues were greater than 10% of revenues. During the three and nine months ended March 31, 2025 the Company had no customers whose revenues were greater than 10% of revenues.

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Tax Receivable Agreement
In connection with our IPO, the Company entered into a tax receivable agreement (“TRA”) with the Forgent Parent I LP, Forgent Parent II LP, Forgent Parent III LP and Forgent Parent IV LP (collectively, the “Continuing Equity Owners”). The TRA provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of tax savings, if any, in U.S. federal, state and local income tax that the Company actually realizes, or in certain circumstances is deemed to realize, as a result of (i) the Company’s allocable share of tax basis attributable to its acquisition or ownership of Opco LLC Interests, (ii) certain tax attributes the Company acquired from the Blockers in the Blocker Mergers (including net operating losses and the Blockers’ allocable share of tax basis), (iii) increases in the Company’s allocable share of then existing tax basis, and certain adjustments to the tax basis of the assets of Opco and its subsidiaries as a result of actual or deemed sales or exchanges of Opco LLC Interests in connection with the IPO and future redemptions or exchanges of Opco LLC Interests, (iv) imputed interest arising from any payments the Company makes under the TRA and (v) certain other tax benefits related to entering into the TRA, including certain payments made under the TRA.
Actual tax benefits realized by the Company may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. Payments to be made under the tax receivable agreement will depend upon a number of factors, including the timing and amount of our future income.
The Company accounts for amounts payable under the TRA in accordance with ASC Topic 450, Contingencies. As such, subsequent changes in the value of the tax receivable agreement liability between reporting periods are recognized in the statement of operations. See Note 11, “Payable Pursuant to the Tax Receivable Agreement” for additional information on the TRA.
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

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
4.    Accounts Receivable, net
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2026	June 30, 2025
Accounts receivable	$277,639	$161,827
Less: allowance for credit losses	(3,047)	(1,857)
Accounts receivable, net	$274,592	$159,970
5.    Inventory, net
Inventory, net consisted of the following (in thousands):

	March 31, 2026	June 30, 2025
Raw materials	$143,429	$85,528
Work in process	31,942	23,549
Finished goods	10,452	11,169
Less: allowance for slow-moving and excess inventory	(6,327)	(2,669)
Inventory, net	$179,496	$117,577

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6.    Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	Estimated Useful Lives (Years)	March 31, 2026	June 30, 2025
Machines and equipment	3-10	$78,047	$41,067
Leasehold improvements	7-10	69,715	40,422
Vehicles	5	1,491	1,386
Furniture and fixtures	3-7	3,651	1,253
Software	7	4,035	3,501
Construction in progress	—	41,504	27,891
		198,443	115,520
Less: accumulated depreciation		(19,069)	(7,350)
Property and equipment, net		$179,374	$108,170
Construction in progress is primarily related to the expansion of both new and currently leased manufacturing campuses. These assets will be placed in service and reclassified to machinery and equipment and leasehold improvements when the related projects are complete.
Depreciation expense for the three months ended March 31, 2026 and 2025 was $6.4 million and $1.4 million, respectively. During the three months ended March 31, 2026, $4.8 million and $1.6 million were allocated to cost of revenues and operating expenses, respectively. During the three months ended March 31, 2025, $1.1 million and $0.3 million were allocated to cost of revenues and operating expenses, respectively.
Depreciation expense for the nine months ended March 31, 2026 and 2025 was $13.4 million and $3.9 million, respectively. During the nine months ended March 31, 2026, $10.4 million and $3.0 million were allocated to cost of revenues and operating expenses, respectively. During the nine months ended March 31, 2025, $3.1 million and $0.8 million were allocated to cost of revenues and operating expenses, respectively.

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7.    Goodwill and Other Intangible Assets, net
Goodwill
Goodwill totaled $516.6 million as of both March 31, 2026 and June 30, 2025 and relates to prior acquisitions.
Other Intangible Assets
Other intangible assets, net consisted of the following (in thousands):

	Estimated Useful Lives (Years)	March 31, 2026	June 30, 2025
Amortizable:
Costs:
Customer relationships	12-15	$213,202	$213,202
Trade names	3-15	125,579	125,579
Backlog	1-2	68,454	68,454
Noncompete agreements	5	8,854	8,854
Trademarks	10	94	—
Total amortizable intangibles		416,183	416,089
Accumulated amortization:
Customer relationships		(29,789)	(18,784)
Trade name		(18,333)	(11,634)
Backlog		(64,026)	(45,963)
Noncompete agreements		(3,765)	(2,437)
Trademarks		(5)	—
Total accumulated amortization		(115,918)	(78,818)
Other intangible assets, net		$300,265	$337,271
Amortization expense for the three and nine months ended March 31, 2026 was $11.7 million and $37.0 million, respectively. Amortization expense for the three and nine months ended March 31, 2025 was $13.4 million and $45.8 million, respectively.
8.    Supplemental Balance Sheet Information
Prepaid and other current assets consisted of the following (in thousands):

	March 31, 2026	June 30, 2025
Vendor deposits	$33,730	$34,906
Prepaid expenses	12,014	10,859
Other	13,784	10,513
Prepaid and other current assets	$59,528	$56,278

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Accrued expenses consisted of the following (in thousands):

	March 31, 2026	June 30, 2025
Accrued compensation	$37,080	$20,363
Accrued commissions	4,752	2,822
Accrued rebates	4,051	1,897
Accrued taxes	14,971	11,559
Accrued warranties	9,668	2,670
Accrued interest	4,439	4,967
Accrued purchases	13,161	5,233
Accrued legal and accounting fees	11,126	5,273
Accrued sponsor fees and expenses	—	11,040
Other accrued expenses	17,364	13,717
Accrued expenses	$116,612	$79,541
9.    Long Term Debt
Long-term debt consisted of the following (in thousands):

	March 31, 2026	June 30, 2025
2025 Term Loan Facility	$600,000	$—
Revolving Facility	—	—
2023 Term Loan Facility	—	511,112
2023 Revolving Facility	—	—
Less: discount and deferred financing costs	(15,871)	(9,005)
Total debt, net of discount and deferred financing costs	584,129	502,107
Less: current portion	(6,000)	(5,173)
Long-term debt, net current portion	$578,129	$496,934
Senior Credit Agreement
On December 19, 2025, the Borrowers entered into a senior credit agreement (the “Senior Credit Agreement”) with Holdings and certain wholly-owned U.S. subsidiaries of the Parent Borrower (collectively, with Holdings, the “Guarantors”, and the Guarantors collectively with the Borrowers, the “Loan Parties”), the lenders and issuing banks party thereto and Jefferies Finance LLC, as administrative agent and as collateral agent, consisting of (a) an initial term loan credit facility in an original principal amount equal to $600 million (the “2025 Term Loan Facility” and the loans thereunder, the “2025 Term Loans”) and (b) a revolving credit facility with commitments in an original principal amount equal to $250 million, including a $50 million sublimit for letters of credit and a $25 million sublimit for swingline loans (the “Revolving Facility” and, together with the 2025 Term Loan Facility, the “Senior Credit Facilities”). The 2025 Term Loan Facility was issued at a 1% discount, resulting in net proceeds of approximately $594 million. The 2025 Term Loan Facility matures on December 19, 2032, and the Revolving Facility matures on December 19, 2030. As of March 31, 2026, no amounts were outstanding under the Revolving Facility, and $600 million was outstanding under the 2025 Term Loan Facility.
The obligations of the Borrowers under the Senior Credit Agreement are guaranteed by the Guarantors and are secured by first priority security interests on all or substantially all of the Loan Parties’ assets (subject to certain customary exceptions).

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Interest Rate
As of December 19, 2025, the Senior Credit Facilities bore interest based on, at the option of the Parent Borrower, (1) a “base rate” (defined as the highest rate of: a) the Federal Funds Rate plus 0.5%, b) the one-month Term SOFR, a forward-looking interest rate benchmark derived from the secured overnight financing rate as administered by the Federal Reserve Bank of New York (after giving effect to a 0.00% per annum floor), plus 1% per annum, and c) the prime rate) plus a margin of 2.25% per annum or (2) Term SOFR, subject to a 0.00% per annum floor for the applicable interest period, plus a margin of 3.25% per annum. Upon the consummation of the Public Company Transaction (as defined in the Senior Credit Agreement, and which includes the IPO), the Term SOFR margin was reduced to 3.00% per annum. The effective interest rate as of March 31, 2026 was 6.63%.
Voluntary Prepayments; Repayments of Principal
Subject to certain notice requirements, the Borrowers may voluntarily prepay outstanding loans under the Senior Credit Agreement, in whole or in part, subject to (a) customary “breakage” costs with respect to Term SOFR loans prepaid on any date other than the last day of the applicable interest period and (b) in the case of any voluntary prepayment of the 2025 Term Loans on or prior to June 19, 2026 in connection with a Repricing Transaction (as defined in the Senior Credit Agreement), a premium of 1.00% of the aggregate principal amount of the 2025 Term Loans prepaid, subject to certain exclusions.
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

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Interest Expense
Interest expense for the three and nine months ended March 31, 2026 was $10.8 million and $45.7 million, respectively, which included amortization / write-off of discounts and deferred financing costs of $0.6 million and $11.7 million, respectively. Interest expense for the three and nine months ended March 31, 2025 was $13.2 million and $41.8 million, respectively, which included amortization / write-off of discounts and deferred financing costs of $0.6 million and $2.0 million, respectively.

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10.    Income Taxes
The Company is taxed as a subchapter C corporation and, therefore, is subject to federal, state and local income taxes. The Company’s sole material asset is its investment in Opco, which is a limited liability company that is taxed as a partnership for U.S. federal and certain state and local income tax purposes. Opco includes disregarded entities whose net taxable income and related tax credits, if any, are passed through to its members and included in the member’s tax returns, along with a subchapter C corporation and foreign entities whose net taxable income are subject to federal, state and foreign taxes. Opco’s disregarded entities are subject to and report an entity-level tax in various states.
A significant portion of the earnings allocated to the non-controlling interest holders is not subject to federal and state income taxes by the Company. As a result, the Company’s effective tax rate can differ materially from the statutory rate, depending on the ownership percentage of the non-controlling interests.
Income tax expense was $4.4 million and $1.9 million for the three months ended March 31, 2026 and 2025, respectively, and $6.9 million and $4.0 million for the nine months ended March 31, 2026 and 2025, respectively. Our effective income tax rate for the three months ended March 31, 2026 and 2025 was 15.2% and 18.3%, respectively. Our effective income tax rate for the nine months ended March 31, 2026 and 2025 was 14.8% and 15.1%, respectively. For the three and nine months ended March 31, 2026 our effective income tax rate differed from the federal statutory rate of 21% primarily due to our non-controlling interest not being subject to income taxes, favorable discrete adjustments related to the filing of our 2024 federal return, and the use of R&D credits. For the three and nine months ended March 31, 2025, the effective income tax rate differed from the federal statutory rate primarily due to a large portion of our non-controlling interest not being subject to income taxes and the use of R&D credits.
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

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11.    Payable Pursuant to the Tax Receivable Agreement
In connection with the IPO and the Reorganization Transactions, the Company entered into the TRA with the Continuing Equity Owners that provides for the payment by the Company to such the Continuing Equity Owners of 85% of the benefits, that the Company realizes, or is deemed to realize, as a result of (i) future redemptions funded by the Company or exchanges of Opco LLC Interests for the Company’s Class A common stock, and (ii) the Company’s allocable share of existing tax basis acquired in its IPO and other tax benefits related to entering into the TRA.
During the three months ended March 31, 2026, the Company indirectly redeemed an aggregate of 29,857,596 Opco LLC Interests, which resulted in an increase in the tax basis of the Company’s investment in Opco, subject to the provisions of the TRA. As a result of these redemptions, during the three months ended March 31, 2026, the Company recognized an increase to its deferred tax assets (net of valuation allowance) in the amount of $196.3 million, and corresponding TRA liabilities of $207.3 million, representing 85% of the tax benefits due to the Continuing Equity Owners.
As of March 31, 2026, the total amount due under the TRA was $207.3 million, and the Company has yet to make its first TRA payment.
12.    Operating Leases
The following table summarizes the right of use assets and lease liabilities (in thousands):

	March 31, 2026	June 30, 2025
Operating right of use assets	$110,779	$117,769
Operating lease liabilities, current portion	$8,346	$6,879
Operating lease liabilities, net of current portion	115,084	121,491
Operating lease liabilities	$123,430	$128,370
The details of the Company’s lease expense were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Operating lease expense	$5,175	$5,019	$15,482	$12,153
Variable lease expense	806	722	2,215	1,501
Short-term lease expense	463	392	1,481	1,171
Total operating lease expense	$6,444	$6,133	$19,178	$14,825
Supplemental cash flow and other information related to operating leases were as follows (in thousands):

	Nine Months Ended March 31,
	2026	2025
Operating cash flows from operating leases	$17,179	$10,830
Non-cash activities:
Operating lease liabilities from obtaining right of use assets	$—	$113,216

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.    Revenues
The Company has four principal offerings:
Custom Products
Custom products include products designed for a specific project or application, involving significant consultation between our in-house engineering team and the customer. Each custom product identified and deliverable in a contract represents a distinct performance obligation within a sales contract. The Company recognizes revenue from custom products either over time, primarily using the output method, or at the point in time when control is transferred to the customer. Revenue is recognized over time using the output method when the manufactured products do not have alternative use and the Company has an enforceable right to payment. The output method is measured based on the units manufactured, which management believes best depicts the extent of transfer of control to the customer. For custom products sold that do not meet the criteria to be recognized over time, revenue is recognized at a point in time when control transfers to the customer, which generally occurs when the custom products have been shipped or delivered to the customer, depending on shipping terms.
Powertrain Solutions
Powertrain solutions include combinations of custom products that are integrated together, skidded together, or designed to work together as a system. Each powertrain solution identified and deliverable in a contract represents a distinct performance obligation within a sales contract. The Company recognizes revenue for the sale of powertrain solutions either over time, primarily using the input method, or at a point in time when control has transferred to the customer. Revenue is recognized over time using the input method when the manufactured products do not have alternative use and the Company has an enforceable right to payment. The input method is measured based on costs incurred relative to total estimated project costs. For powertrain solutions that do not meet the criteria to be recognized over time, revenue is recognized at a point in time when control transfers to the customer, which generally occurs when the products have been shipped or delivered to the customer, depending on shipping terms.
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

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Disaggregation of Revenues
The following table disaggregates revenues by principal offering and timing of transfer of control (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Revenues by principal offering:
Custom products	$259,283	$142,170	$698,971	$422,347
Powertrain solutions	98,924	28,427	210,707	48,322
Standard products	13,207	8,618	31,292	24,585
Services	7,295	7,009	17,417	20,321
Revenues	$378,709	$186,224	$958,387	$515,575
Revenues by timing of recognition:
Over-time revenues	$214,505	$113,162	$550,018	$327,011
Point-in-time revenue	164,204	73,062	408,369	188,564
Revenues	$378,709	$186,224	$958,387	$515,575
14.    Stockholder's Equity
Amendment and Restatement of Certificate of Incorporation
As discussed in Note 1, on February 6, 2026, the Company's certificate of incorporation was amended and restated to, among other things, provide for the (i) authorization of 2,000,000,000 shares of Class A common stock; (ii) authorization of 100,000,000 shares of Class B common stock; (iii) authorization of 20,000,000 shares of preferred stock with a par value of $0.00001 per share that may be issued from time to time by the Company's board of directors in one or more series; and (iv) establishment of a classified board of directors, divided into three classes, each of whose members will serve for staggered terms.
Holders of Class A common stock and Class B common stock are entitled to one vote per share and, except as otherwise required, will vote together as a single class on all matters on which stockholders generally are entitled to vote. Holders of Class B common stock are not entitled to receive dividends and will not be entitled to receive any distributions upon the liquidation, dissolution or winding up of the Company. Shares of Class B common stock may only be issued to the extent necessary to maintain the one-to-one ratio between the number of Opco LLC Interests held by the Existing Opco LLC Owners and their permitted transferees and the number of shares of Class B common stock held by the Existing Opco LLC Owners and their permitted transferees. Shares of Class B common stock are transferable only together with an equal number of Opco LLC Interests. Shares of Class B common stock will be canceled on a one-for-one basis if an Existing Opco LLC Owner elects to redeem their Opco LLC Interests in exchange for, at the Company's election, newly issued shares of Class A common stock or cash.
The Company must, at all times, maintain a one-to-one ratio between the number of shares of Class A common stock issued by the Company and the number of Opco LLC Interests owned by the Company (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities).
The Company's board of directors is authorized to direct the Company to issue shares of preferred stock in one or more series and its discretion to determine the number and designation of such series and the powers, rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock. As of March 31, 2026, no series of preferred stock have been issued.

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
15.    Non-Controlling Interests
On February 6, 2026, the Company used net proceeds from the IPO to indirectly redeem 19,074,391 Opco LLC Interests from the Existing Opco LLC Owners. On March 30, 2026, the Company used net proceeds from the Follow-On offering to indirectly redeem 10,783,205 Opco LLC Interests from the Existing Opco LLC Owners. As of March 31, 2026, the Company owned 80.19% of Opco.
The following table summarizes the effects of the changes in ownership in Opco on the Company's equity (in thousands):

Three Months Ended March 31, 2026
Net income attributable to non-controlling interest	$6,188
Transfers to non-controlling interests:
Decrease from reallocation of non-controlling interest	(74,031)
Change from net income attributable to/from non-controlling interest and transfers to non-controlling interest	$(67,843)
Issuance of Additional Opco LLC Interests
Under the Opco LLC Agreement, the Company is required to cause Opco to issue additional Opco LLC Interests to the Company when the Company issues additional shares of Class A common stock. Other than as it relates to the issuance of Class A common stock in connection with an equity incentive program, the Company must contribute to Opco net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A common stock. The Company must cause Opco to issue a number of Opco LLC Interests equal to the number of shares of Class A common stock issued such that, at all times, the number of Opco LLC Interests held by the Company equals the number of outstanding shares of Class A common stock.
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Opco does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the Opco LLC Agreement, Opco is required to distribute cash, to the extent that Opco has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of Opco taxable earnings. Opco makes such tax distributions to its members quarterly, based on the single highest marginal tax rate applicable to its members applied to projected year-to-date taxable income, with a final accounting once actual taxable income or loss has been determined. There were no tax distributions made to non-controlling Opco LLC Interests holders during the three months ended March 31, 2026.
Other Distributions
Pursuant to the Opco LLC Agreement, the Company has the right to determine when distributions will be made to Opco LLC members and the amount of any such distributions. If the Company authorizes a distribution, such distribution will be made to the members of the Opco LLC (including the Company) pro rata in accordance with the percentages of their respective Opco LLC units.

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
16.    Earnings per Share
Basic earnings per share is computed by dividing net income attributable to the Company by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share is computed by adjusting the net income available to the Company and the weighted average shares outstanding to give effect to potentially dilutive securities. The Company's restricted stock units are considered stock equivalents for this purpose.
Earnings per share is presented for the period from after the IPO, February 6, 2026, to March 31, 2026. The Company's current capital structure is not reflective of the capital structure of Opco prior to the IPO and related reorganization transactions. Therefore, earnings per share has not been presented for the period of the year prior to the IPO or for the three and nine ended March 31, 2025.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net income per share of Class A common stock for the periods following the IPO and related reorganization transactions (in thousands, except per share amounts):

Period from February 6, 2026 to March 31, 2026
Numerator:
Net income attributable to Forgent Power Solutions, Inc. - basic	$19,626
Add: Net income impact from assumed redemption of all Opco LLC Interests to common stock	—
Net income attributable to Forgent Power Solutions, Inc. - diluted	$19,626
Denominator:
Weighted average shares of Class A common stock outstanding - basic	233,735
Dilutive effects of:
Opco LLC Interests that are exchangeable to common stock	—
Unvested restricted stock units	167
Weighted average shares of Class A common stock outstanding - diluted	233,902

Earnings per share of Class A common stock - basic	$0.08
Earnings per share of Class A common stock - diluted	$0.08
For the period from February 6, 2026 to March 31, 2026, the reallocation of net income attributable to non-controlling interest from the assumed conversion of Opco LLC Interests has been excluded along with the dilutive effect of the Opco LLC Interests to the weighted average shares of Class A common stock outstanding - dilutive as it was antidilutive.
17.    Segment Reporting
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

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents selected financial information with respect to the Company’s single reportable segment as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Revenues	$378,709	$186,224	$958,387	$515,575
Cost of Revenues	247,513	118,059	627,483	317,210
Gross Profit	131,196	68,165	330,904	198,365
Operating Expenses
Selling, general and administrative expenses	78,518	32,108	200,246	87,911
Depreciation and amortization	13,342	13,657	40,069	46,508
Total operating expenses	91,860	45,765	240,315	134,419
Income from Operations	39,336	22,400	90,589	63,946
Total Other Expense, net	(10,457)	(12,065)	(43,711)	(37,786)
Income Tax Expense	(4,404)	(1,896)	(6,938)	(3,953)
Net Income	$24,475	$8,439	$39,940	$22,207
18.    Payables Pursuant to the Acquisitions
The Company has payables that provide the sellers from certain prior acquisitions 100% of the cash tax savings, if any, that the Company actually realizes or is deemed to realize as a result of the Company’s share of tax basis created from certain transaction expenses as defined in the purchase agreements and for an amount equal to the difference that certain sellers owe related to taxes from the sale of a portion of the businesses as a stock sale versus an asset sale. These contractual obligations are due as the Company realizes or is deemed to realize a reduction in the Company’s tax liability or upon filing tax returns. As of March 31, 2026 and June 30, 2025, the Company had related payables totaling $1.1 million and $17.2 million, respectively. During the nine months ended March 31, 2026, the Company paid $16.1 million of these outstanding payables.
19.    Equity-Based Compensation
Pre-IPO Equity-Based Compensation
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
During the three and nine months ended March 31, 2026, the Company recognized $2.0 million and $4.2 million, respectively, in equity-based compensation. During the three and nine months ended March 31, 2025, the Company recorded $0.4 million and $1.3 million, respectively, in equity-based compensation. As of March 31, 2026, the Company had $18.7 million of unrecognized compensation costs which are expected to be recognized over a weighted average period of 1.8 years. For the three and nine months ended March 31, 2026 and 2025, forfeitures were immaterial.

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Restricted Stock Units
In February 2026, the Company's then-existing stockholder approved the 2026 Incentive Award Plan (the “Incentive Plan”), which became effective in connection with the IPO. The Incentive Plan is administered by the Compensation Committee. The Company's board of directors has the authority to amend and modify the Incentive Plan, subject to any stockholder approval. Under the Incentive Plan, the Company can issue restricted stock units (“RSUs”) to certain of its directors, officers, and employees. These RSUs generally vest annually over one to three years.
The following table summarizes the RSU activity for the three months ended March 31, 2026 (in thousands, except per share amounts):

	Restricted Stock Units	Weighted Average Price
Outstanding at beginning of period	—	$—
Granted	682,685	$27.16
Exercised	—	$—
Forfeited	—	$—
Vested	—	$—
Outstanding at end of period	682,685	$27.16
For the three months ended March 31, 2026, the Company recognized $1.4 million in RSU-related compensation. As of March 31, 2026, the Company had $17.2 million of unrecognized RSU compensation costs, which is expected to be recognized over a weighted-average period of 2.5 years.
20.    Related Party Transactions
Operating Leases
The Company incurred rent expenses totaling $0.7 million and $2.2 million for the three and nine months ended March 31, 2026, respectively, related to related party operating leases for properties owned by the former owners, and $0.7 million and $2.2 million for the three and nine months ended March 31, 2025, respectively. As of March 31, 2026 and June 30, 2025, the Company had related party operating lease right of use assets totaling $4.1 million and $4.7 million and operating lease liabilities totaling $4.2 million and $4.7 million, respectively. See Note 12, “Operating Leases" for further information.
Sponsor Fees and Expenses
During the three and nine months ended March 31, 2026, the Company incurred sponsor fees and expenses from Neos Partners, LP totaling $1.7 million and $18.8 million, respectively, and $2.9 million and $7.3 million during the three and nine months ended March 31, 2025, respectively. As of June 30, 2025, the Company owed the private equity sponsor $11.0 million, which is included in accrued expenses in the condensed consolidated balance sheets. As of March 31, 2026, the Company had no outstanding payables to the private equity sponsor.
Revenue from Related Parties
The Company earned revenue from other portfolio companies controlled by Neos Partners, LP totaling $0.5 million and $1.0 million for the three and nine months ended March 31, 2026, respectively, and $0.4 million and $1.0 million for the three and nine months ended March 31, 2025, respectively. As of March 31, 2026 and June 30, 2025, the Company had receivables totaling $0.5 million and $0.3 million, respectively, due from other portfolio companies.

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expenses from Related Parties
The Company incurred expenses from other portfolio companies controlled by Neos Partners, LP totaling $7.1 million and $9.2 million for the three and nine months ended March 31, 2026, respectively, and $0.1 million and $0.2 million for the three and nine months ended March 31, 2025, respectively. As of March 31, 2026, the Company had $3.8 million outstanding payables to the other portfolio companies controlled by Neos Partners, LP. As of June 30, 2025, the Company had no outstanding payables to the other portfolio companies controlled by our private equity sponsor.
21.    Commitments and Contingencies
Legal Proceedings
The Company is from time to time subject to legal proceedings and claims, which arise in the normal course of its business. In the opinion of management and legal counsel, the amount of losses that may be sustained, if any, would not have a material effect on the financial position, results of operations or cash flows of the Company.
Tariffs
In February 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). As a result of this ruling, the Company may be eligible for a refund of tariffs previously paid on imported goods. As the recoverability and timing of any such refund remains uncertain, the Company has not recognized a receivable and corresponding offset to expense or asset as of March 31, 2026, and the Company will not until such amounts are realized or realizable. The Company will continue to monitor these developments and their potential impact on our results of operations, including reduction of revenue for any potential refunds to certain customers for which a contractual obligation exists.
22.    Subsequent Events
On April 15, 2026, the Company made tax distributions to non-controlling Opco LLC Interest holders as authorized by the Opco LLC Agreement totaling $7.4 million.

FORGENT POWER SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited consolidated financials statements and the related notes included in our Prospectus dated as of March 26, 2026 and filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2026 relating to our Registration Statement on Form S-1 (File No. 333-294578). In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions about our business and operations. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections of this Quarterly Report captioned “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains the presentation of Adjusted EBITDA, Adjusted Net Income, which are not presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Adjusted EBITDA and Adjusted Net Income are being presented because it provides the Company and readers of this Quarterly Report with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend Adjusted EBITDA and Adjusted Net Income to be substitutes for any GAAP financial information. Readers of this Quarterly Report should use Adjusted EBITDA and Adjusted Net Income only in conjunction with Net Income, the most comparable GAAP financial measure. Reconciliations of Adjusted EBITDA and Adjusted Net Income to Net Income, the most comparable GAAP measure, are provided in “—Non-GAAP Financial Measures.”
Overview
We are a leading designer and manufacturer of electrical distribution equipment used in data centers, the power grid and energy-intensive industrial facilities. Demand for our products is growing rapidly as (i) companies accelerate investment in data centers to meet the computational requirements for cloud computing and artificial intelligence (“AI”), (ii) independent power producers build new generation capacity to satisfy rising electricity demand, (iii) utilities upgrade and expand transmission & distribution (“T&D”) infrastructure to address rapid load growth and (iv) manufacturers reshore their factories to secure their supply chains and mitigate the impact of tariffs.
Electrical distribution equipment is essential for delivering electricity safely and efficiently from power plants to homes, businesses and industrial facilities and between equipment and devices within buildings. Every power plant, utility grid, data center, manufacturing facility and commercial building requires electrical distribution equipment to operate. Because distributing electricity safely and within the parameters required for the application where it is used is fundamental, purchases of electrical distribution equipment for new facilities or to replace equipment that is at the end of its useful life are rarely, if ever, optional. Additionally, because electrical distribution equipment has a high consequence of failure, including lost revenue, equipment damage and even serious injury or death, we believe customers prioritize reliability and safety over price when they select which products to purchase.
Major product categories of electrical distribution equipment that we manufacture and sell include automatic transfer switches (“ATS”), dry type transformers, electrical houses (“eHouse”), generator connection cabinets, liquid filled transformers, panelboards, power distribution units (“PDU”), power skids, remote power panels (“RPP”), switchboards, switchgear and tap boxes.
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

FORGENT POWER SOLUTIONS, INC.
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
Our customers include technology, power, utility and industrial companies who purchase from us directly; intermediaries such as original equipment manufacturers (“OEMs”) and integrators who incorporate our products into systems that they sell; contractors that build data centers, power plants and T&D infrastructure; and electrical products distributors.
We are a U.S. company. Our principal manufacturing campuses are located in Minnesota, Texas, Maryland, California and Mexico.
Recent Developments
On February 6, 2026, Forgent Power Solutions, Inc. (the “Company”) and parent entities of the Company (the “Selling Stockholders”) sold 19,074,391 and 45,325,609 shares of Class A common stock of the Company, respectively, at an IPO price of $27.00 per share (the “IPO”). From the IPO, the Company received $491.8 million in proceeds, net of underwriting discounts and commissions, which was used to indirectly purchase 19,074,391 Opco LLC Interests from Opco and, and Forgent Power Solutions LLC (“Opco”) utilized the net proceeds it received from the sale of Opco LLC Interests to us to redeem Opco LLC Interests from Forgent Parent II LP and Forgent Parent III LP (the “Existing Opco LLC Owners”). The Company did not receive any of the proceeds from the sale of Class A common stock by the Selling Stockholders.
On March 30, 2026, the Company completed a follow-on offering (the “Follow-On Offering”) consisting of 10,783,205 shares of Class A common stock offered by the Company and 23,716,795 shares of Class A common stock offered by the Selling Stockholders, including the exercise in full of the underwriters' option to purchase additional shares, at a public offering price of $29.50 per share.
From the Follow-On Offering, the Company received $308.6 million in proceeds, net of underwriting discounts and commissions, which was used to indirectly purchase 10,783,205 Opco LLC Interests, and Opco utilized the net proceeds it received from the sale of Opco LLC Interests to the Company to redeem Opco LLC Interests from the Existing Opco LLC Owners. The Company did not receive any of the proceeds from the sale of Class A common stock by the Selling Stockholders.
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

FORGENT POWER SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The primary financial metrics we use to evaluate our overall performance and to track the business results from year to year are Revenues, Net Income, Adjusted EBITDA, and Adjusted Net Income.
The following table sets forth a summary of our financial highlights for the periods indicated (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Revenues	$378,709	$186,224	$958,387	$515,575
Net Income	$24,475	$8,439	$39,940	$22,207
Adjusted EBITDA(1)	$84,682	$43,254	$210,165	$126,348
Adjusted Net Income(1)	$55,272	$23,797	$130,359	$68,586
(1)Adjusted EBITDA and Adjusted Net Income are non-GAAP financial measures. See “—Non-GAAP Financial Measures” below for additional information about Adjusted EBITDA and Adjusted Net Income and for reconciliations to net income, the most directly comparable GAAP financial measures.
Key Factors Affecting Our Performance
We believe our financial performance, results of operations and future success depend on a number of factors that present significant opportunities for us, but also pose risks and challenges, including those described below and in the Company’s final prospectus dated March 26, 2026, and filed with the SEC on March 30, 2026 (the “Follow-On Prospectus”).
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

FORGENT POWER SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

FORGENT POWER SOLUTIONS, INC.
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

FORGENT POWER SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest Income
Interest income consists of income received on our cash and cash equivalents invested in money market accounts or similar short-term investments.
Income Taxes
We are subject to federal, state and local income taxes in the United States and foreign taxes.
Results of Operations
The following tables set forth our consolidated results of operations for the periods presented. This information is derived from our accompanying consolidated financial statements included elsewhere in this Quarterly Report and prepared in accordance with GAAP. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future, including for the reasons described above under “—Key Factors Affecting Our Performance.”

	Three Months Ended March 31,				Nine Months Ended March 31,
	2026	2025	Increase / Decrease	% Change	2026	2025	Increase / Decrease	% Change
(in thousands, except change data)
Revenues	$378,709	$186,224	$192,485	103%	$958,387	$515,575	$442,812	86%
Cost of Revenues	247,513	118,059	129,454	110%	627,483	317,210	310,273	98%
Gross Profit	131,196	68,165	63,031	92%	330,904	198,365	132,539	67%
Operating Expenses
Selling, general and administrative expenses	78,518	32,108	46,410	145%	200,246	87,911	112,335	128%
Depreciation and amortization	13,342	13,657	(315)	(2)%	40,069	46,508	(6,439)	(14)%
Total Operating Expenses	91,860	45,765	46,095	101%	240,315	134,419	105,896	79%
Income from Operations	39,336	22,400	16,936	76%	90,589	63,946	26,643	42%
Other Income (Expense)
Interest expense	(10,839)	(13,219)	2,380	(18)%	(45,704)	(41,833)	(3,871)	9%
Interest income	701	1,285	(584)	(45)%	2,088	4,509	(2,421)	(54)%
Other expense	(319)	(131)	(188)	144%	(95)	(462)	367	(79)%
Total Other Expense, net	(10,457)	(12,065)	1,608	(13)%	(43,711)	(37,786)	(5,925)	16%
Income Before Tax Expense	28,879	10,335	18,544	179%	46,878	26,160	20,718	79%
Income Tax Expense	(4,404)	(1,896)	(2,508)	132%	(6,938)	(3,953)	(2,985)	76%
Net Income	24,475	8,439	16,036	190%	39,940	22,207	17,733	80%
Less: net income attributable to non-controlling interest	6,188	1,557	4,631	297%	11,394	4,451	6,943	156%
Net Income Attributable to Forgent Power Solutions, Inc.	$18,287	$6,882	$11,405	166%	$28,546	$17,756	$10,790	61%

Comparison of Operations for the Three Months Ended March 31, 2026 and 2025
Revenues
Revenues for the three months ended March 31, 2026 were $378.7 million as compared to $186.2 million for the three months ended March 31, 2025. The increase in revenues was driven by increases in sales of Custom Products and Powertrain Solutions, attributable to growing demand for our products across our end markets, particularly with our data center and grid customers, and new campuses commencing production in the current year to meet customer demand.

FORGENT POWER SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cost of Revenues
Cost of revenues for the three months ended March 31, 2026 were $247.5 million as compared to $118.1 million for the three months ended March 31, 2025. The increase in cost of revenues was primarily driven by an increase in material and labor costs related to higher sales volumes and an increase in fixed overhead costs, including depreciation expense related to the expansion of our manufacturing campuses. Cost of revenues as a percentage of revenues increased primarily as a result of under-absorbed labor costs related to accelerated headcount growth, under-absorbed fixed overhead relating to new campuses ramping toward their target production rates, and one-time startup costs at new campuses.
Operating Expenses:
Selling, General, and Administrative
Selling, general, and administrative expenses for the three months ended March 31, 2026 were $78.5 million as compared to $32.1 million for the three months ended March 31, 2025. The increase in selling, general, and administrative expenses was driven by increases in headcount, sales and marketing costs, professional services, and IT costs to support our growth, as well as IPO-related bonuses.
Depreciation
Depreciation for the three months ended March 31, 2026 was $1.6 million as compared to $0.3 million for the three months ended March 31, 2025. The increase in depreciation was primarily driven by an increase in property and equipment in the current fiscal year.
Amortization
Amortization of intangibles for the three months ended March 31, 2026 was $11.7 million as compared to $13.4 million for the three months ended March 31, 2025. The decrease in amortization was driven by backlog from certain acquisitions being fully amortized in the current fiscal year.
Interest Expense
Interest expense for the three months ended March 31, 2026 was $10.8 million as compared to $13.2 million for the three months ended March 31, 2025. The decrease in interest expense was primarily driven by lower interest rates in the current year.
Interest Income
Interest income for the three months ended March 31, 2026 was $0.7 million as compared to $1.3 million for the three months ended March 31, 2025. The decrease in interest income resulted from (i) lower average cash and cash equivalents balances and (ii) lower interest rates in the current year as compared to the prior year.
Income Tax Expense
Income tax expense was $4.4 million and $1.9 million for the three months ended March 31, 2026 and 2025, respectively. Our effective income tax rate for the three months ended March 31, 2026 and 2025 was 15.2% and 18.3%, respectively. For the three months ended March 31, 2026, our effective income tax rate differed from the federal statutory rate of 21% primarily due to our non-controlling interest not being subject to income taxes, favorable discrete adjustments related to the filing of our 2024 federal return, and the use of R&D credits.
Net Income
As a result of the factors discussed above, net income for the three months ended March 31, 2026 was $24.5 million compared to $8.4 million for the three months ended March 31, 2025.

FORGENT POWER SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Comparison of Operations for the Nine Months Ended March 31, 2026 and 2025
Revenues
Revenues for the nine months ended March 31, 2026 were $958.4 million as compared to $515.6 million for the nine months ended March 31, 2025. The increase in revenues was driven by increases in sales of Custom Products and Powertrain Solutions, attributable to growing demand for our products across our end markets, particularly with our data center and grid customers, and new campuses coming online in the current fiscal year to meet customer demand.
Cost of Revenues
Cost of revenues for the nine months ended March 31, 2026 were $627.5 million as compared to $317.2 million for the nine months ended March 31, 2025. The increase in cost of revenues was primarily driven by an increase in material and labor costs related to higher sales volumes and an increase in fixed overhead costs, including depreciation expense related to the expansion of our manufacturing campuses. Cost of revenues as a percentage of revenues increased primarily as a result of under-absorbed labor costs related to accelerated headcount growth, under-absorbed fixed overhead relating to new campuses ramping toward their target production rates, and one-time startup costs at new campuses.
Operating Expenses:
Selling, General, and Administrative
Selling, general, and administrative expenses for the nine months ended March 31, 2026 were $200.2 million as compared to $87.9 million for the nine months ended March 31, 2025. The increase in selling, general, and administrative expenses was driven by increases in headcount, sales and marketing costs, professional services, and IT costs to support our growth, along with IPO-related bonuses.
Depreciation
Depreciation for the nine months ended March 31, 2026 was $3.0 million as compared to $0.8 million for the nine months ended March 31, 2025. The increase in depreciation was primarily driven by an increase in property and equipment in the current fiscal year.
Amortization
Amortization of intangibles for the nine months ended March 31, 2026 was $37.0 million as compared to $45.8 million for the nine months ended March 31, 2025. The decrease in amortization was driven by backlog from certain acquisitions being fully amortized in the current fiscal year.
Interest Expense
Interest expense for the nine months ended March 31, 2026 was $45.7 million as compared to $41.8 million for the nine months ended March 31, 2025. The increase in interest expense was driven by the write-off of approximately $10 million of deferred financing costs related to refinancing our 2023 Credit Agreement.
Interest Income
Interest income for the nine months ended March 31, 2026 was $2.1 million as compared to $4.5 million for the nine months ended March 31, 2025. The decrease in interest income resulted from (i) lower average cash and cash equivalents balances and (ii) lower interest rates in the current year as compared to the prior year.

FORGENT POWER SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income Tax Expense
Income tax expense was $6.9 million and $4.0 million for the nine months ended March 31, 2026 and nine months ended March 31, 2025, respectively. Our effective income tax rate for the nine months ended March 31, 2026 and 2025 was 14.8% and 15.1%, respectively. For the nine months ended March 31, 2026, our effective income tax rate differed from the federal statutory rate of 21% primarily due to our non-controlling interest not being subject to income taxes, favorable discrete adjustments related to the filing of our 2024 federal return, and the use of R&D credits.
Net Income
As a result of the factors discussed above, net income was $39.9 million and $22.2 million for the nine months ended March 31, 2026 and 2025, respectively.
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

FORGENT POWER SOLUTIONS, INC.
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
The table below reconciles Net Income (the most directly comparable GAAP measure) to Adjusted EBITDA (a non-GAAP measure) for the periods presented (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Net Income	$24,475	$8,439	$39,940	$22,207
Interest expense	10,839	13,219	45,704	41,833
Interest income	(701)	(1,285)	(2,088)	(4,509)
Income tax expense	4,404	1,896	6,938	3,953
Depreciation expense	6,423	1,444	13,400	3,976
Amortization of intangibles	11,732	13,432	37,006	45,799
Equity-based compensation	3,357	367	5,544	1,272
Sponsor fees and expenses(1)	1,680	2,885	18,818	7,310
Public company readiness costs(2)	16,884	1,648	20,965	2,095
Earnout expenses(3)	—	—	5,400	—
Non-recurring integration and consulting fees(4)	5,589	1,209	18,538	2,412
Adjusted EBITDA	$84,682	$43,254	$210,165	$126,348
_____________
(1)Represents fees and expense reimbursements paid to our Sponsor.
(2)Represents non-recurring professional services fees we incurred in connection with readying the Company for our initial public offering and statutory SEC reporting, as well as IPO-related bonuses and certain non-recurring recruiting costs.
(3)Represents non-recurring earnout amounts accrued to certain sellers in connection with business acquisitions.
(4)Represents non-recurring professional services fees we incurred in connection with certain post-acquisition activities, including valuation, technical accounting and integration consulting services.

FORGENT POWER SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Adjusted Net Income
Adjusted Net Income is intended as a supplemental measure of performance that is neither required by, nor presented in accordance with, GAAP. We present Adjusted Net Income because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted Net Income to evaluate the effectiveness of our business strategies.
The table below reconciles Net Income (the most directly comparable GAAP measure) to Adjusted Net Income (a non-GAAP measure) for the periods presented (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Net Income	$24,475	$8,439	$39,940	$22,207
Amortization of intangibles	11,732	13,432	37,006	45,799
Amortization / write off of discounts and deferred financing costs	672	624	11,682	1,955
Equity-based compensation	3,357	367	5,544	1,272
Sponsor fees and expenses(1)	1,680	2,885	18,818	7,310
Public company readiness costs(2)	16,884	1,648	20,965	2,095
Earnout expenses(3)	—	—	5,400	—
Non-recurring integration and consulting fees(4)	5,589	1,209	18,538	2,412
Tax impact of adjustments(5)	(9,117)	(4,807)	(27,534)	(14,464)
Adjusted Net Income	$55,272	$23,797	$130,359	$68,586

(1)Represents fees and expense reimbursements paid to our Sponsor.
(2)Represents non-recurring professional services fees we incurred in connection with readying the Company for our initial public offering and statutory SEC reporting, as well as IPO-related bonuses and certain non-recurring recruiting costs.
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

FORGENT POWER SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods (in thousands):

	Nine Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$35,180	$52,231
Net cash used in investing activities	(84,604)	(43,088)
Net cash provided by (used in) financing activities	31,933	(20,255)
Decrease in cash and cash equivalents	$(17,491)	$(11,112)
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
As of March 31, 2026, our cash and cash equivalents were $93.8 million. Net working capital as of March 31, 2026 was $237.2 million.
As of March 31, 2026, we had outstanding borrowings, net of discount and deferred financing fees of $584.1 million, $6.0 million of which was due to be paid in the next 12 months, and $250.0 million available for additional borrowings under our line of credit.
Operating Activities
For the nine months ended March 31, 2026, cash provided by operating activities was $35.2 million. Cash provided by operating activities was primarily driven by net income of $39.9 million. Cash provided by operating activities was favorably impacted by $83.7 million of net non-cash items, including $50.4 million of depreciation and amortization and $11.7 million of amortization / write-off of discounts and deferred financing costs. Cash flow from operations for the nine months ended March 31, 2026 was reduced by $88.5 million for working capital items, including uses of cash of $116.2 million for accounts receivable resulting from increased revenues and $65.8 million for inventory to support orders in backlog, partially offset by sources of cash from accounts payable of $42.8 million primarily related to inventory purchases, $37.1 million in accrued expenses, and $22.6 million in deferred revenue related to our increased backlog.
For the nine months ended March 31, 2025, cash provided by operating activities was $52.2 million. Cash provided by operating activities was primarily driven by net income of $22.2 million. Cash provided by operating activities was favorably impacted by $56.0 million of net non-cash items, including $49.8 million of depreciation and amortization. Cash flow from operations for the nine months ended March 31, 2025 was decreased by $26.0 million for working capital items, including uses of cash of $49.8 million for accounts receivable resulting from increased revenues, $26.7 million for inventory to support orders in backlog, and $16.0 million for prepaid and other assets, partially offset by sources of cash from reductions in deferred revenue of $34.8 million, accounts payable of $24.7 million primarily related to inventory purchases, and accrued expenses of $8.7 million primarily related to compensation and sponsor fees.
Investing Activities
For the nine months ended March 31, 2026 and 2025, cash used in investing activities of $84.6 million and $43.1 million, respectively, was primarily related to purchases of property and equipment for our capacity expansion, which we expect to complete by the end of fiscal year 2026.

FORGENT POWER SOLUTIONS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financing Activities
For the nine months ended March 31, 2026, cash provided by financing activities was $31.9 million. Cash provided by financing activities was driven by refinancing our 2023 Credit Agreement during the current period. The Company received $594.0 million, net of discount in proceeds in connection with the refinancing and used those funds to repay $511.1 million for the prior outstanding facilities, along with a $16.1 million payment related to the payable pursuant to the acquisitions, $11.8 million in debt financing costs, and $21.6 million in deferred offering costs in connection with the IPO.
For the nine months ended March 31, 2025, cash used in financing activities was $20.3 million, of which $13.1 million related to the payable pursuant to the acquisitions, $3.9 million related to payments on the 2023 Credit Agreement, and $3.3 million related to deferred offering costs.
Debt Obligations
For a discussion of our debt obligations, see Note 9, “Long-Term Debt” in our consolidated financial statements included elsewhere in this Quarterly Report.
Product Warranties
For a discussion of our product warranties, see Note 2, “Summary of Significant Accounting Policies—Warranty Liability” within the IPO Prospectus.
Recent Accounting Pronouncements
For a discussion of our recent accounting pronouncements, see Note 3, “Recent Accounting Pronouncements” in our consolidated financial statements included elsewhere in this Quarterly Report.
Critical Accounting Estimates
For a discussion of our critical accounting estimates, see “Critical Accounting Estimates” within the IPO Prospectus. There have been no material changes to these estimates during the period, except as noted below.
Payable Pursuant to the Tax Receivable Agreement
As described in Note 11 to our condensed consolidated financial statements included in this Quarterly Report, we are a party to the Tax Receivable Agreement (“TRA”) under which we are contractually committed to pay the Continuing Equity Owners 85% of the amount of the benefits, if any, that we are deemed to realize, as a result of certain transactions. Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we generally would not be required to make the related TRA payments. Therefore, we will only recognize a liability for TRA payments if we determine it is probable that we will generate sufficient future taxable income over the term of the TRA to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including revenue growth, and operating margins, among others. As of March 31, 2026, we recognized $207.3 million of liabilities relating to our obligations under the TRA, after concluding that it was probable that we would have sufficient future taxable income to utilize the related tax benefits. There were no transactions subject to the TRA for which we did not recognize the related liability, as we concluded that we would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred in connection with the IPO and follow-on offering. If we determine in the future that we will not be able to fully utilize all or part of the related tax benefits, we would de-recognize the portion of the liability related to the benefits not expected to be utilized.

FORGENT POWER SOLUTIONS, INC.
PART I - FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk exposures or in our risk management policies as disclosed in the IPO Prospectus.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORGENT POWER SOLUTIONS, INC.
PART II - OTHER INFORMATION
Part II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows. Refer to Part I. Item 1. Note 21, “Commitments and Contingencies” of “Notes to Condensed Consolidated Financial Statements” for additional information.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks that affect our business, please refer to the section titled “Risk Factors” in the Company’s final prospectus dated March 26, 2026 and filed with the SEC on March 30, 2026 (the “Follow-On Prospectus”). There have been no material changes to our risk factors as previously disclosed in the Follow-On Prospectus.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from IPO of Common Stock
On February 6, 2026, Forgent Power Solutions, Inc. (the “Company”) completed its IPO of 19,074,391 shares of Class A common stock sold by the Company and 45,325,609 shares of Class A common stock sold by the Selling Stockholders, in each case, at a public offering price of $27.00 per share. From the IPO, the Company received $491.8 million in proceeds, net of underwriting discounts and commissions, which was used to indirectly purchase 19,074,391 capital ownership interests of Opco, and Opco utilized the net proceeds it received from the sale of Opco LLC Interests to us to redeem Opco LLC Interests from Forgent Parent II LP and Forgent Parent III LP. The Company did not receive any of the proceeds from the sale of Class A common stock by the Selling Stockholders.
On March 30, 2026, the Company completed a Follow-On Offering of 10,783,205 shares of Class A common stock offered by the Company and 23,716,795 shares of Class A common stock offered by the Selling Stockholders, including the exercise in full of the underwriters’ option to purchase additional shares, at a public offering price of $29.50 per share. From the Follow-On Offering, the Company received $308.6 million in proceeds, net of underwriting discounts and commissions, which was used to indirectly purchase 10,783,205 capital ownership interests of Opco, and Opco utilized the net proceeds it received from the sale of the Opco LLC Interests to us to redeem Opco LLC Interests from Forgent Parent II LP and Forgent Parent III LP. The Company did not receive any of the proceeds from the sale of Class A common stock by the Selling Stockholders.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) Rule 10b5-1 Trading Plans and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2026, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

FORGENT POWER SOLUTIONS, INC.
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

FORGENT POWER SOLUTIONS, INC.
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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, as amended, Forgent Power Solutions, Inc. has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dayton, State of Minnesota on May 14, 2026.

Forgent Power Solutions, Inc.

Date:	May 14, 2026	By:	/s/ Gary J. Niederpruem
Gary J. Niederpruem
Chief Executive Officer

Date:	May 14, 2026	By:	/s/ Ryan Fiedler
Ryan Fiedler
Chief Financial Officer