Form 10-K
period 2026-06-30
Forgent Power Solutions, Inc.
filed 2026-09-15
CIK 2080126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 001-43102
______________________________________
Forgent Power Solutions, Inc.
(Exact name of registrant as specified in its charter)
______________________________________

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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
As of December 31, 2025, the last business day of the registrant's most recently completed second fiscal quarter, there was no public market for the registrant's common equity.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Number of Shares Outstanding
Class A Common Stock, $0.00001 par value per share	274,527,094	shares outstanding as of September 8, 2026
Class B Common Stock, $0.00001 par value per share	29,901,795	shares outstanding as of September 8, 2026
Documents Incorporated by Reference: None

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, technology developments, financing and investment plans, dividend policy, competitive position, industry and regulatory environment, potential growth opportunities and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report on Form 10-K. You should read this report and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect.
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
•amounts included in our backlog may not result in revenue or generate profits in the amounts we expect or in the timeframe that we anticipate;
•we operate in competitive environments, and our failure to compete successfully could cause us to lose market share;
•any failure of our products could subject us to substantial liability, including product liability claims, which could damage our reputation or the reputation of one or more of our brands;
•the long sales cycles for certain of our electrical distribution equipment, as well as unpredictable placing or canceling of customer orders, particularly large orders, may cause our revenues and operating results to vary significantly from quarter-to-quarter, which could make our future results of operations less predictable;
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
•the integration of the Business Acquisitions (as defined in Note 1, “Organization and Nature of Business” in our consolidated/combined financial statements included elsewhere in this report) poses risks to the operation of our business;
•Environmental Health and Safety laws and regulations could result in substantial costs and liabilities;
•the impact of import or export laws could have a material adverse effect on our business, financial condition and results of operations;
•our indebtedness may restrict our current and future operations;
•our organizational structure, including the Tax Receivable Agreement (“TRA”), confers certain benefits upon the TRA Participants that will not benefit certain holders of our Class A common stock to the same extent it will benefit the TRA Participants;
•in certain cases, payments under the TRA to the TRA Participants may be accelerated or significantly exceed any actual benefits we realize in respect of the tax attributes subject to the TRA;
•Neos Partners, LP has significant influence over us, and its interests may conflict with our interests and the interests of other stockholders;
•Delaware law and anti-takeover provisions in our governing documents may have the effect of delaying or preventing a change of control or changes in our management and may deprive our investors of the opportunity to receive a premium for their shares; and
•the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members and officers.
Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

FORGENT POWER SOLUTIONS, INC.
FORM 10-K FOR THE YEAR ENDED JUNE 30, 2026

PART I
Item 1.     BUSINESS
Forgent Power Solutions, Inc. is a Delaware corporation, and its shares of Class A common stock trade on the New York Stock Exchange under the symbol “FPS”. Unless the context otherwise requires, references to “we,” “us,” “our,” “Forgent,” the “Company,” and other similar references refer to Forgent Power Solutions, Inc. and, unless otherwise stated, all of its subsidiaries. References to “Existing Opco LLC Owners” refer collectively to Forgent Parent II LP and Forgent Parent III LP. For more information on the Company's initial public offering (“IPO”), reorganization transactions, and follow-on offerings, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Form 10-K.
Overview
Forgent is a leading designer and manufacturer of electrical distribution equipment used in data centers, the power grid and energy-intensive industrial facilities.
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
We manufacture every major category of electrical distribution equipment, and we believe we have one of the most comprehensive product portfolios available for Data Center, Grid, and Industrial applications in the United States. Major product categories of electrical distribution equipment that we manufacture and sell include automatic transfer switches (“ATS”), dry type transformers, electrical houses (“eHouse”), generator connection cabinets, liquid filled transformers, panelboards, power distribution units (“PDU”), power skids, remote power panels (“RPP”), switchboards, switchgear, and tap boxes.
We sell Custom Products, Powertrain Solutions, and Standard Products. Our Custom Products are designed for a specific project or application, involve significant consultation between our in-house engineering team and the customer and are typically produced in small quantities. Our Powertrain Solutions are combinations of Custom Products that are integrated together, skidded together, or designed to work together as a system. Our Standard Products leverage common designs that are suitable for basic applications and are typically manufactured in large quantities. We also provide on-site commissioning and maintenance services for our products. In fiscal 2026, we generated approximately 70%, 25%, 3%, and 2% of our revenues from Custom Products, Powertrain Solutions, Standard Products, and Services, respectively.
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
We support our sales of Custom Products and Powertrain Solutions with a dedicated team of engineers who work closely with our customers to define system requirements; identify and evaluate cost, performance and availability trade-offs; and develop tailored solutions that meet their specific needs. Leveraging our proprietary design tools and extensive database of reference designs, we can engineer a custom product for a customer in as little as a few hours and we are able to produce and ship a custom product in as little as a week. The upfront collaboration between our customers and our application engineers allows us to value-engineer systems, de-risk delivery timelines and reduce the potential for change orders, which together result in more efficient and predictable execution.

Our customers include technology, power, utility and industrial companies who purchase from us directly; intermediaries such as original equipment manufacturers (“OEMs”) and integrators who incorporate our products into systems that they sell; contractors that build data centers, power plants and T&D infrastructure; and electrical products distributors. We generated approximately 59%, 21%, 10% and 10% of our fiscal 2026 revenues from the Data Center, Grid, Industrial and other markets, respectively. In fiscal 2026, substantially all of our revenues were generated from customers located in North America.
Our Customer Value Proposition—Marrying In-House Engineering with Product Breadth and Manufacturing Depth to Address Bottlenecks in the Digital and Industrial Economies
We believe we are one of only a small number of companies that can engineer and manufacture all of the electrical distribution equipment required for a data center or large manufacturing facility’s powertrain—the system and components that deliver electrical power from its source to the various pieces of equipment within the facilities—with some of the highest levels of customization and shortest lead times available in our industry. We believe we are able to deliver end-to-end, customized Powertrain Solutions for technically demanding applications with short lead times because we:
•possess the engineering resources, culture and mindset required to rapidly develop products that meet the fast-changing requirements of technology companies and other customers with technically demanding applications;
•manufacture critical components in-house, including medium voltage switchgear and dry type transformers, which allows us to offer significantly shorter lead times and greater levels of customization than our competitors;
•provide significant upfront engineering support that reduces costs, de-risks delivery timelines and minimizes the risk of change orders for our customers;
•offer prefabricated, modular, or integrated solutions that significantly reduce field labor requirements, which lowers our customers’ construction costs and shortens their installation times;
•offer Powertrain Solutions rather than emphasizing single-point solutions which enables customers to be single-source with us; and
•offer comprehensive commissioning and maintenance services that give our customers confidence that our systems will meet safety, performance and regulatory standards on schedule.
Our Strengths
We believe our business has a series of interrelated strengths that we refer to as “product breadth,” “manufacturing depth,” “solutions mindset,” “market focus” and “aligned leadership.” Together, we believe these strengths differentiate us from our competitors, position us to grow faster than the overall electrical distribution equipment market and enable us to earn attractive margins.
Product Breadth
We manufacture every major category of electrical distribution equipment, and we believe we have one of the most comprehensive product portfolios available for Data Center, Grid, and Industrial applications in the United States. We believe our product breadth gives us the ability to:
•Capture market share through upfront engineering and custom manufacturing that optimizes customers’ electrical infrastructure in ways that are challenging for competitors to replicate.
•Win customers that value speed and simplicity by delivering the benefits of a single-source relationship.
•Leverage our ability to deliver the entire powertrain, including through prefabricated solutions, to grow sales to data centers.
•Use complex, long lead time products like medium voltage switchgear and dry type transformers to “pull through” other product categories.
•Expand wallet share through prefabricated products like eHouses and power skids while delivering shorter lead times, greater customization, and higher quality.
•Leverage extensive UL certifications to accelerate product development.

Manufacturing Depth
Our manufacturing campuses and processes are designed to be flexible, enabling us to rapidly change what we produce or ramp up or down our production in a particular location without disrupting our operations. We believe our manufacturing depth gives us the ability to:
•Take share from competitors that are capacity constrained.
•Rapidly change the mix of products that we produce or shift production between plants to respond to market demand.
•Capture additional margin through vertically integrated transformer manufacturing.
•Grow into our recently expanded capacity.
•Navigate a dynamic trade policy environment with scaled manufacturing in both the United States and Mexico.
Solutions Mindset
We have oriented our product development, marketing, and sales efforts to address the issues that we believe our customers care most about—performance, lead time and cost—rather than to sell individual products. We believe our solutions mindset gives us the ability to:
•Generate attractive margins by delivering engineered-to-order products.
•Capture more wallet share by influencing purchasing decisions early in the procurement process with our dedicated team of application engineers.
•Build close relationships with customers that result in repeat business.
•Transition customers to prefabricated solutions that expand our addressable market and increase our revenue potential.
Market Focus
We focus on three high-growth end markets: Data Centers, Grid, and Industrial. We believe demand for electrical distribution equipment from these end markets is growing faster than overall demand for electrical distribution equipment. We believe our market focus gives us the ability to:
•Grow our revenues faster than the overall market for electrical distribution equipment.
•Earn attractive margins by serving customers that prioritize speed and performance over price.
•Use customization and lead time as barriers to entry for overseas competition.
•Benefit from more consistent market growth than competitors with greater exposure to economically sensitive sectors.
Aligned Leadership
We believe our management team’s skills, experience and incentives are aligned with our business goals. We believe our aligned leadership gives us the ability to:
•Rapidly scale our business by leveraging the past experience and relationships of our leadership team.
•Drive results that benefit our shareholders through performance-based compensation tied to Adjusted EBITDA and Revenue growth.
Our Growth Strategy
We have developed the following near- and long-term strategies to continue to grow our revenues and profits:
Near-term
•Strategically use our recently expanded capacity to capture market share.
•Sell more prefabricated solutions and expand our prefabricated offerings that can shorten construction timelines, reduce costs, and lower field labor requirements for our customers.
•Increase average order sizes and grow our share of wallet.

•Introduce new products and solutions, particularly for data center applications.
•Expand our service offerings.
Long-Term
•Offer “upgrade” services for existing data centers.
•Acquire companies that increase our scale, add customer relationships, or expand our service capabilities.
•Expand our operations internationally.
Products
We manufacture every major category of electrical distribution equipment, and we believe we have one of the most comprehensive product portfolios available for Data Center, Grid, and Industrial applications in the United States. We sell Custom and Standard Products for the Data Center, Grid, Industrial, and other markets, while we sell Powertrain Solutions primarily for the Data Center and Grid markets. The major categories of electrical distribution equipment that we sell include:

Transformers	Switchgear & Panels	Transfer Switches & Connection Systems	Prefabricated Solutions
•Dry type transformers •Liquid filled transformers	•Switchgear •Switchboards •Panelboards •Remote power panels	•Generator connection cabinets •Tap boxes •Automatic transfer switches	•Gear eHouses •Power skids •Power distribution units •UPS eHouses
Services
We have a dedicated team of field service technicians that provide maintenance, testing, repair, modernization, start-up and commissioning and aftermarket retrofit services.
Customers typically use our services in connection with new facility construction and upgrades to existing facilities. Our start-up and commissioning services ensure newly installed or retrofitted systems are safe, reliable, and compliant with design and operational requirements. This process involves systematic testing, inspection, and verification to confirm proper installation, functionality, and adherence to applicable standards. In applications where system uptime is critical, we can provide our customers with 24/7 support.
Sales and Marketing
We have a multi-channel sales and marketing strategy, which includes selling our products through our direct salesforce and independent third-party sales representatives, integrators and other OEMs pursuant to private label arrangements. Our direct sales organization includes both sales professionals and application engineers who work together, particularly on technically demanding projects. Both our sales professionals and application engineers are organized by end market focus, namely Data Centers, Grid, and Industrial, and we also maintain specialists in certain related areas. We maintain a network of third-party sales representatives strategically located across the United States who receive commissions when they sell our products. We believe the combination of our direct salesforce and sales representative network gives us comprehensive market coverage and maximizes local customer engagement. We have longstanding relationships with integrators and OEMs who incorporate our products into theirs or resell our products under their brand. By partnering with integrators and other OEMs, we gain access to their extensive sales resources, customer relationships and brand equity at no direct cost to us. We believe our multi-channel approach allows us to maximize our market reach.
Customers
Our customers include technology, power, utility, and industrial companies who purchase from us directly; intermediaries such as OEMs and integrators who incorporate our products into systems that they sell; contractors that build data centers, power plants and T&D infrastructure; and electrical products distributors. Our customers typically choose to purchase products from us based on our ability and willingness to customize products to their needs, reputation for reliability, competitive lead time and, to a lesser extent, price. During the year ended June 30, 2026, the Company had one customer whose revenues were greater than 10% of revenues.

Manufacturing
We operate manufacturing campuses located in Minnesota, Texas, Maryland, California, and Mexico totaling approximately 2.3 million square feet. After identifying electrical distribution equipment as a critical bottleneck, during fiscal years 2025 and 2026 we substantially completed our 2025-2026 Capacity Expansion Plan that added 1.8 million square feet of manufacturing space. We leased, completed construction and installed production equipment at five new campuses that are now operational and rapidly increasing production. We are growing into our larger footprint and adding additional production lines and shifts to accommodate growing demand. However, while our footprint is generally fungible across product categories and end-markets, strong demand for certain product categories may warrant additional investment before we approach full capacity in our existing footprint.
Our manufacturing process is highly vertically integrated and we typically purchase only raw materials such as copper, steel and aluminum and components such as breakers to produce our products. Our vertical integration differentiates us by enabling faster execution, reducing supply chain complexity and dependency, providing greater flexibility and supporting efficient customization of our products to meet customer requirements.
Our manufacturing campuses are designed to be highly flexible and have the capability to rapidly change what products they make as well as increase or decrease their production volume with minimal disruption to our operations. We have the capability to manufacture all of the products we sell for any of the end markets we serve in at least two of our campuses.
The flexibility and scalability of our manufacturing operations are reinforced by modern manufacturing methods and tech-enablement, including:
•Advanced Fabrication. Our production floor is equipped with CNC cutting, automated copper processing, and collaborative robotic arm systems to drive consistency, accelerate cycle times, and support both high-mix and high-volume production environments.
•Real-Time Visibility. Jobs are tracked end-to-end via dashboards, work travelers, and detailed labor tracking and costing. Automated alerts flag schedule risk, material shortages or quality issues in real time, enabling rapid response and execution control.
•Dynamic Floor Communication. Our command centers broadcast live build priorities, safety alerts, and shift-level updates across the factory, aligning teams, and accelerating handoffs.
•Advanced Data Analytics. We have initiated a program in one of our campuses to centralize our operational data with the goal of enabling real-time insights across production, labor, and materials using software from a leading AI company.
Suppliers
The materials and components we use in our products include electrical steel, carbon steel, aluminum, copper, specialized insulation materials, circuit breakers, protective devices, fiberglass, resin, electrical wires and fuses. We generally source our key materials and components from a large number of domestic and international suppliers.
We typically do not enter into long-term contracts with our suppliers or sourcing partners. Instead, most raw materials and sourced goods are obtained on a “purchase order” basis; however, we may also fix prices with our suppliers for certain raw materials at the beginning of each year to reduce our exposure to changes in the price of those materials during the year. In addition, certain of the materials we use, such as copper, electrical steel, carbon steel, aluminum, and insulation are commodities subject to market price fluctuations, which can be substantial. To reduce our exposure to changes in the prices of these commodities, we incorporate current pricing into our customer quotes, provide quotes that are only valid for a limited period of time and incorporate into certain of our customer contracts provisions that adjust the final price of the product based on changes in key raw material input costs between the date of quotation and the date of shipment.

Engineering, Research, and Development
Our engineering, research, and development activities support an ongoing product development pipeline across our portfolio. We direct these efforts toward the next generation of power architectures we expect to serve, as well as toward specific customer projects that result in new customer products and powertrain solutions. We employ more than 200 engineers who focus on product development. Our engineering team uses proprietary in-house software developed by us as well as commercially available software tools to design new products. To develop new products, we leverage our proprietary database of reference designs and UL Solutions files that span every major category of electrical distribution equipment.
We typically recover the cost of research and development for custom products and powertrain solutions in the price we charge our customers, and our research and development costs generally qualify for the federal research and development tax credit.
Intellectual Property
The success of our business depends, in part, on our ability to maintain and protect our proprietary technologies, information, processes and know-how. We rely primarily on trademark, copyright and trade secret laws in the United States, confidentiality agreements and procedures and other contractual arrangements to protect our technology. Electrical distribution equipment technology is mature and generally not patent protected. As of June 30, 2026, we had 8 U.S. trademark registrations and 36 domain name registrations, all of which are related to U.S. applications.
We rely on trade secret protection and confidentiality agreements to safeguard our interests with respect to proprietary know-how that is not patentable and processes for which patents are difficult to enforce. We believe many elements of our manufacturing processes involve proprietary know-how, technology, or data that are not covered by patents or patent applications, including technical processes, test equipment designs, algorithms and procedures. As a result, we require our customers and business partners to enter into confidentiality agreements before we disclose any sensitive aspects of our technology or business plans.
Competition
In the Data Center market, we compete with Vertiv Holdings Co.’s power management products business; PCX Corporation LLC, a subsidiary of Hubbell Incorporated; Schneider Electric SE’s power management products business; and IEM Holdings Group, Inc. Specifically within the prefabricated and modular market, we compete with Schneider Electric SE’s prefabricated data center and electrical infrastructure solutions; Eaton Corporation plc’s modular integrated power assembly and eHouse offerings; Vertiv Holdings Co.’s Modular Power Solutions business; and Mission Critical Group’s electrical skids, modular power systems and eHouse offerings. In the Grid market, we compete with Hitachi Energy Ltd.; GE-Prolec Transformers, Inc.; Systems Control, a Hubbell Incorporated brand; and Eaton Corporation plc.’s Cooper Power series. In the Industrial market, we compete with nVent Electric plc; Hitachi Energy Ltd.; GE-Prolec Transformers, Inc.; Eaton Corporation plc.’s Cooper Power series; and WEG S.A. We also compete with a number of smaller private companies in all of the markets that we serve. We compete on the basis of lead time, ability to customize, product performance and features, reliability, and price.
Environmental, Health, and Safety Matters and Regulation
We are committed to maintaining compliance with applicable environmental, health, and safety (“EHS”) laws and regulations, including providing and promoting a safe and healthy working environment. In addition to our own internal standards and requirements on various EHS topics, we are subject to international, national, state and local EHS laws, regulations in the jurisdictions in which we operate and industry and customer standards, including those related to occupational health and safety; the use, handling, generation, storage, and disposal of and exposure to, hazardous substances and waste; our products, including the use of certain chemicals in our products and production processes; emissions and discharges to the environment; climate change and greenhouse gas emissions; and protection of the environment and use of natural resources.
We commit extensive resources to maintaining our compliance with these EHS requirements. Safety is incorporated into our operating method and we prioritize safeguarding our employees and contractors. The costs of compliance with these laws and regulations has not had a material effect on the business or our operations.

We use, handle, generate, store, and dispose of hazardous substances, chemicals, and wastes at some of our campuses in connection with our manufacturing activities. Any failure by us to control the use of, to remediate the presence of or to restrict adequately the discharge of such substances, chemicals, or wastes could subject us to potentially significant liabilities, clean-up costs, monetary damages, and fines or suspensions in our business operations. In addition, some of our campuses are located on properties with a history of using hazardous substances, chemicals and wastes and may be contaminated (for which we have, at times, negotiated for the landlord to indemnify us for any associated expenses or remediation costs). Although we have not incurred, and do not currently anticipate, any material liabilities in connection with such contamination, we may be required to make expenditures for environmental remediation in the future (for which we may, in certain cases, be indemnified).
Our business and operations are affected by other laws, regulations and standards. Our production cycle and products are subject to regulations, such as permitting, quality controls, export control laws, product specifications, market-related policies and distribution regulations.
We maintain policies, processes, and procedures that aim to comply with applicable laws and regulations as they pertain to the various stages of our production life cycle, including the development of our products. Additionally, we maintain policies, processes, and procedures that aim to comply with other applicable laws and regulations, including but not limited to data privacy laws, cybersecurity laws, anti-bribery laws, and whistleblower directives, which generally pertain to our operations in various jurisdictions globally. Complying with these legal and regulatory requirements can impose significant costs, especially in jurisdictions where we do not have a significant physical presence. However, compliance with such laws and regulations, including with respect to the protection of the environment, has not had a material effect on our capital expenditures, earnings, or competitive position.
Human Capital and Culture
As of June 30, 2026, we had approximately 3,000 full-time and 450 temporary employees across our manufacturing campuses and corporate functions. Our workforce includes production employees, engineers, skilled trades and technicians, and sales and administrative personnel supporting our operations.
A significant portion of our manufacturing workforce is highly skilled and trained in fabrication, electrical assembly, transformer manufacturing and related disciplines. We rely on our engineering team to design and develop customized products and integrated solutions for our customers. Our ability to attract, develop, and retain skilled manufacturing labor, engineers and technical personnel is an important factor in executing our growth strategy and supporting our expanded manufacturing footprint.
Certain of our employees are represented by labor unions, including most of our employees in Mexico and our employees in Minnesota. We have not experienced any employment-related work stoppages, and we consider relations with our employees to be good.
Given the labor-intensive nature of our manufacturing operations, we focus on workforce development, training, and safety. We provide on-the-job training and technical development programs designed to enhance the skills of our employees and support operational efficiency and product quality. We are also committed to maintaining safe working conditions for our employees. Our operations are subject to applicable occupational health and safety regulations, and we maintain policies and procedures designed to promote workplace safety and reduce the risk of incidents.
Our workforce has grown significantly in recent years in connection with our capacity expansion. We anticipate continued hiring to support increased production levels and demand for our products. As a result, labor availability and the ability to recruit and retain qualified employees in our operating regions are important considerations for our business. We believe our ability to scale our workforce, maintain a skilled labor base and support employee development is important to our long-term success.
We encourage our employees to operate by a common set of values, which includes:
•attracting and developing great people who thrive on exceeding expectations;
•trusting our people to lead, valuing them for their impact, and recognizing them for their voices;
•building trust by showing up, speaking up, and owning every outcome - with confidence, integrity, and heart;

•thinking boldly and taking smart risks, creating what does not yet exist, and delivering breakthrough solutions; and
•operating at a winning pace.
Available Information
The Company’s website is http://www.forgentpower.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available, free of charge, through its website, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC.
References to the Company’s website address in this report are provided as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report.
Item 1A. RISK FACTORS
Investing in our securities involves a risk of loss. You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K, before making an investment decision. If any of the following risks occur, it could have a material adverse effect on our business, financial condition and results of operations, which could result in a decline in the trading price of our securities, and you could lose part or all of your investment. The risks described below are not the only risks and uncertainties that we face. Additional risks and uncertainties that are presently unknown to us could also affect our financial results, business operations, financial condition, results of operations or the price of our Class A common stock. Some statements in this Annual Report on Form 10-K, including statements in the following risk factors, constitute forward-looking statements. See the section titled “Special Note Regarding Forward-Looking Statements.”
Summary Risk Factors
Below is a summary of what we believe to be the principal risks facing our business. You should carefully review and consider this summary along with the full description of the risks set forth in this Item 1A, “Risk Factors” of Part I of this Annual Report on Form 10-K and other information included in this Form 10-K.

Risks Related to Our Business and Our Industry
•Prices for electrical distribution equipment have increased significantly. If there is less demand for, or greater supply of, electrical distribution equipment in the future, the price of electrical distribution equipment could decline which would adversely impact both our revenue growth and profit margins.
•We use significant amounts of electrical steel, carbon steel, aluminum and copper, to produce our products. We purchase raw materials and components used in our products from international vendors who are subject to duties, tariffs and other government trade regulations, and may face supply chain disruptions. If the prices of these materials increase in the future and we are unable to pass those increases on to our customers, our profit margins could be significantly impacted.
•Our growth depends in part on continued investment in new data centers, which depends in part on continued interest in developing AI. Construction activity has declined significantly during past recessions, and any sustained reduction could reduce demand for our products.
•We are in the process of expanding our manufacturing capacity. If we are unable to complete our expansion in the timeframe we anticipate, the expansion does not give us the additional capacity we expect, or there is any delay or interruption in the operations of any of our manufacturing campuses, we may not be able to achieve our anticipated level of growth which could have a material adverse effect on our business, financial condition and results of operations.
•We operate in competitive environments. Our failure to compete successfully could cause us to lose market share, which could have a material adverse effect on our business, financial condition and results of operations.
•Any failure of our products could subject us to substantial liability, which could damage our reputation or the reputation of one or more of our brands.
•The long sales cycles for certain electrical distribution equipment, as well as unpredictable placing or canceling of customer orders may cause our revenues and operating results to vary significantly from quarter-to-quarter, which could make our future results of operations less predictable.
•Our inability to adequately control the costs associated with our manufacturing campuses expansion could have a material adverse effect on our business, financial condition and results of operations.

•If our ongoing efforts to reduce our costs are not successful, it could have a material adverse effect on our business, financial condition and results of operations. The cost of producing our transformer products could also increase if the U.S. Department of Energy (the “DOE”) changes the efficiency standards for transformers.
•If we fail to motivate, retain or attract key personnel, we may not be able to achieve our anticipated level of growth and could have a material adverse effect on our business, financial condition and results of operations.
•Changes in technology or customer preferences could result in less demand for certain equipment which could have an adverse effect on our business, financial condition and results of operations.
•Our strategy to increase our sales of Powertrain Solutions could result in a concentration of our sales with fewer customers and a significant reduction in orders from any one of these customers could adversely impact our business, financial condition and results of operations.
•Our operations and quality control could be disrupted if we encounter problems with our vendors and our reputation could be harmed, which could have a material adverse effect on our business, financial condition and results of operations.
•Disruption of or changes in the performance, operating models or financial condition of our independent sales representatives and distributors could have a material adverse effect on our business, financial condition and results of operations.
•Unexpected events may increase our cost of doing business or disrupt our operations, which could have a material adverse effect on our business, financial condition and results of operations.
•Our business strategy may include acquisitions, strategic investments and divestitures to support our growth, and our failure to successfully implement this strategy or failure to realize the expected benefits from any such efforts we have taken or may take in the future, including the integration of the Business Acquisitions, could have a material adverse effect on our business, financial condition and results of operations.
•Disruptions caused by labor disputes or organized labor activities could harm our business.
Risks Related to Litigation and Regulation
•Failure by us to comply with EHS regulations, or by our vendors to use ethical business practices and comply with applicable laws, could have a material adverse effect on our business, financial condition and results of operations.
•We are subject to antitrust and competition laws that can result in sanctions and conditions on our business.
•We manufacture some of our products in Mexico and are exposed to risks associated with doing business in Mexico, including compliance with laws and regulations and enforcement of consistent company-wide standards and procedures. A disruption in our Mexican manufacturing operations could have a material adverse effect on our business, financial condition and results of operations.
•Failure to meet at times competing environmental and sustainability-related standards could have a material adverse effect on our business, financial condition and results of operations.
•Changes to federal tax credits for renewable energy projects could impact demand for our Grid products.
•The impact of import or export laws could have a material adverse effect on our business, financial condition and results of operations.
•Failure to obtain or comply with government approvals, licenses and permits may negatively affect our ability to produce, market and sell our products.
•We may be subject to periodic litigation, regulatory proceedings and enforcement actions. Misconduct by our employees, contractors, or a failure to comply with applicable laws, could harm our business.
Risks Related to Our Intellectual Property
•If we fail to protect our intellectual property , it could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Information Technology (IT) and Privacy
•Failure to effectively utilize IT systems or implement new technologies could disrupt our business or reduce our sales or profitability.
•Increased cybersecurity requirements, vulnerabilities, threats pose a risk to our systems and our reputation, which could have a material adverse effect on our business, financial condition and results of operations.
•Future changes in regulation related to IT, data privacy, manufacturing or the development of new power plants and T&D networks could disrupt our customers’ markets resulting in declines in sales volume and prices of our products, which could have a material adverse effect on our business, financial condition and results of operations.
Financial, Tax, and General Risks
•Volatility in currency exchange rates, future material impairments in the value of long-lived assets, including goodwill, and changes in tax laws, could have a material adverse effect on our business, financial condition and results of operations.
•Our indebtedness requires us to dedicate a substantial portion of our cash flow, may restrict our operations, and may limit our ability to raise additional capital on favorable terms, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Organizational Structure
•We are a holding company and our principal asset is an indirect interest in Opco, and accordingly, we are dependent upon Opco and its consolidated subsidiaries for our results of operations, cash flows and distributions.
•We will be required to make payments and tax distributions under the Tax Receivable Agreement (TRA) and the amounts of such payments could be significant.
•Our organizational structure confers certain benefits upon the TRA Participants that will not benefit certain holders of our Class A common stock to the same extent, and the interests of the Continuing Equity Owners may conflict with those of other holders of our Class A common stock.
•Payments under the TRA may be accelerated or significantly exceed any actual benefits we realize in respect of the tax attributes subject to the TRA.
Risks Related to Ownership of Our Class A Common Stock
•We recently ceased to be a “controlled company” and we are no longer able to rely on exemptions from governance requirements.
•Neos has significant influence over us, and the governance and consent rights of the Continuing Equity Owners will have the effect of concentrating voting control for the foreseeable future. Neos’s interests may conflict with our interests and the interests of other stockholders.
•Our results of operations may fluctuate, which could make our future performance difficult to predict and could cause our results of operations for a particular period to fall below expectations, resulting in a decline in the price of shares of Class A common stock.
•Delaware law and anti-takeover provisions in our governing documents may have the effect of delaying or preventing a change of control or changes in our management and may deprive our investors of the opportunity to receive a premium for their shares.
•We do not intend to pay any cash distributions or dividends on shares of Class A common stock in the foreseeable future.
•If we fail to establish and maintain an effective system of integrated internal controls, we may not be able to report our financial results accurately, which could have a material adverse effect on our business, financial condition and results of operations.
•The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members and officers, which may divert from our business operations.
For a more complete discussion of the material risks facing our business, please see below.
Risks Related to Our Business and Our Industry
Prices for electrical distribution equipment have increased significantly over the past several years. If there is less demand for, or greater supply of, electrical distribution equipment in the future, the price of electrical distribution equipment could decline which would adversely impact both our revenue growth and profit margins.
The price of electrical distribution equipment is influenced by customer demand, available supply which is primarily a function of manufacturing capacity, regulation governing the use of products manufactured outside of the United States in the electrical grid and the price of certain raw material inputs such as electrical steel, carbon steel, aluminum, copper, and specialized insulation materials as well as key components such as circuit breakers, among other factors. Over the past several years, the price of electrical distribution equipment in the United States has increased significantly as demand has grown faster than supply. We and some of our competitors have recently announced plans to add capacity to meet growing demand from these and other industries. If our industry adds capacity faster than demand grows, prices for electrical distribution equipment and integrated solutions could decline. Additionally, a significant amount of our sales is due to new construction projects. If financing is not available for customers to complete these new construction projects there may be less demand for our products and, as a result, prices for electrical distribution equipment could decline. If prices for electrical distribution equipment decline, both our revenue growth and profit margins could be significantly impacted, which could have a material adverse effect on our business, financial condition and results of operations.

We use significant amounts of electrical steel, as well as carbon steel, aluminum and copper in various forms, including busbar, wire, and foil, to produce our products. These materials are commodities whose prices have fluctuated significantly over time. If the prices of electrical steel, carbon steel, aluminum or copper increase in the future and we are unable to pass those increases on to our customers, our profit margins could be significantly impacted.
Electrical steel, as well as carbon steel, aluminum and copper are key raw materials we use to produce our products. Electrical steel, carbon steel, aluminum and copper have historically experienced significant price volatility. For example, copper prices rose significantly in fiscal 2026 and continued to rise in the first quarter of fiscal 2027. While some of our customer contracts include price escalation mechanisms that adjust the final price of our products based on commodity price movements between order and shipment, a significant portion do not. If prices for electrical steel, carbon steel, aluminum or copper increase in the future and we are unable to pass those increases on to our customers, our profit margins could be significantly impacted. Additionally, we source these raw materials from both international and domestic vendors, and our supply chain is therefore exposed to a broad range of market, logistical and regulatory risks. International purchases, in particular, are subject to evolving trade policy and geopolitical dynamics. Changes in government policy, including the imposition of tariffs, duties, import and export restrictions or country-specific procurement limitations, could significantly impact our access to materials or increase the price we pay for them, which could have a material adverse effect on our business, financial condition and results of operations. See “—We purchase raw materials and components used in our products from international vendors who are subject to duties, tariffs and other government trade regulations. Our cost of and access to raw materials and components from international vendors could be impacted by changes in government policies, including the imposition of additional duties, tariffs and other charges on imports and exports or restrictions on purchase of components from certain foreign countries.”
We purchase raw materials and components used in our products from international vendors who are subject to duties, tariffs and other government trade regulations. Our cost of and access to raw materials and components from international vendors could be adversely impacted by changes in government policies, including the imposition of additional duties, tariffs and other charges on imports and exports or restrictions on purchases of components from certain foreign countries.
We purchase some raw materials used in our products, including electrical steel, carbon steel, aluminum, copper and specialized insulation materials, as well as key components such as circuit breakers outside of the United States through arrangements with various vendors. Evolving trade policy in various countries, including the People’s Republic of China, India and the United States, has created uncertainty with respect to tariff impacts on the costs of some of the raw materials and components we purchase. We cannot predict what changes in trade policy will be made by the current or a future presidential administration or Congress, including whether existing tariff policies will be maintained or modified or whether the entry into new bilateral or multilateral trade agreements will occur, nor can we predict the effects that any conceivable changes would have on our business. We may be unable to quickly and effectively react to such changes, which could have a material adverse effect on our business, financial condition and results of operations.
Additionally, political, social or economic instability in the regions where we purchase raw materials and components, or in other regions where our products are made, could cause disruptions in trade, including exports to the United States. See “—We manufacture some of our products in Mexico and are exposed to risks associated with doing business in Mexico, including compliance with laws and enforcement of consistent company-wide standards and procedures. A disruption in our Mexican manufacturing operations could have a material adverse effect on our business, financial condition and results of operations.” Other events that could also cause disruptions to our supply chain include the imposition of additional trade law provisions or regulations; quotas imposed by bilateral trade agreements; new or additional duties such as anti-dumping and countervailing duties imposed by the U.S. or other foreign governments; foreign currency fluctuations; natural disasters; public health issues and epidemic diseases, their effects (including any disruptions they may cause) or the perception of their effects; theft; restrictions on the transfer of funds; the financial instability or bankruptcy of vendors; and significant labor disputes, such as dock strikes.
Trade restrictions, including new or increased tariffs or quotas, border taxes, embargoes, safeguards and customs restrictions against certain components and materials, as well as labor strikes and work stoppages or boycotts, could also increase the cost or reduce or delay the supply of raw materials and components available to us and could have a material adverse effect on our business, financial condition and results of operations.

Significant disruptions to our supply chain, including the high cost or unavailability of raw materials and components required to manufacture our products, and significant disruptions to our distribution networks could have a material adverse effect on our business, financial condition and results of operations.
Our reliance on third-party suppliers, service providers, externalized production vendors and commodity markets to secure a variety of raw materials, including electrical steel, carbon steel, aluminum, copper, and specialized insulation materials, and key components, such as circuit breakers, used in our products, exposes us to volatility in the prices and availability of these raw materials and components. Our supply chains extend into many different countries and regions of the world, including many developing economies, particularly for electrical steel and carbon steel.
We operate in a supply-constrained environment and are facing, and may continue to face, supply-chain shortages, tariffs, inflationary pressures, shortages of skilled labor, transportation and logistics challenges and manufacturing disruptions that impact our ability to fulfill, and timeliness in fulfilling, customer orders. To manage the impact of supply chain shortages, high costs and inflationary pressures, we have sought, and may continue to seek, to develop relationships with alternative suppliers, drive productivity initiatives in our manufacturing operations, provide additional training to our employees, develop alternate transportation routes, modes and providers and increase our prices to account for increases in our input costs. While these measures have successfully limited the historical impact of supply constraints on our business, we expect supply chain pressures could continue to impact our business, financial condition and results of operations in the future.
We typically do not enter into long-term contracts with our suppliers or sourcing partners. Instead, most raw materials and sourced goods are obtained on a “purchase order” basis. Any long-term supply and sourcing contracts may obligate us to purchase materials, components or services at prices higher than those available in the current market. We generally source our key materials and components from a large number of domestic and international suppliers. However, we rely on a single supplier for certain specialized insulation material used in our transformer products. We have in the past experienced, and in the future may experience, disruptions related to availability of components and materials sourced from single suppliers, but the impact to our business, financial condition and results of operations from such disruptions have not been material. However, if one of these suppliers were unable to provide us with a raw material or component we need, our ability to manufacture some of our products could be adversely affected if and to the extent we are unable to find a sufficient alternative supply channel in a reasonable period of time or on commercially reasonable terms or at all, which could have a material adverse effect on our business, financial condition and results of operations.
Disruptions in deliveries, capacity constraints, production disruptions up-or down-stream, price increases, cyberattacks or decreased availability of raw materials or components, including as a result of war, natural disasters, actual or threatened public health emergencies or other business continuity events, could adversely affect our operations and, depending on the length and severity of the disruption, could limit our ability to manufacture products on a timely basis. Additionally, nonperformance or underperformance by third-party suppliers could materially impact our ability to perform obligations to our customers, which could result in a customer terminating their contract with us, exposing us to liability and substantially impairing our ability to compete for future contracts and orders. Any of these events could have a material adverse effect on our business, financial condition and results of operations.
We also depend on multiple routes and modes of transport to acquire components and materials used in our operations. We are vulnerable to disruptions in transport and logistics activities due to weather-related problems, strikes, lockouts, inadequacy of roadways, transportation infrastructure and port facilities or other events. We are also subject to fluctuations in the costs of transportation. We may be unable to store components and materials sufficient for more than a limited period of production, which increases our dependence on efficient logistics. In addition, during transport and shipping, our products and/or their components and materials may become damaged. Such factors could also result in liability and significant reputational harm. These factors could adversely impact our ability to deliver quality products to our customers and may have a material adverse effect on our business, financial condition and results of operations.

Our growth depends in part on continued investment in new data centers, which depends in part on continued interest in developing AI.
We generated approximately 59% of our fiscal 2026 revenues from products used in Data Centers, and we expect to continue to generate a substantial portion of our revenues from products used in Data Centers. Most of the data center products we sell are purchased by customers that are building new data centers so we are dependent on increasing levels of data center construction to continue to grow our sales of data center products. Investment in data centers has increased significantly over the past several years in part as a result of growing demand for the computational resources required to train and run AI models. The rate of investment in new data centers could slow as a result of a number of factors, including reduced interest in AI, government regulation that limits the use of AI, AI’s failure to deliver expected results, opposition to data center development or other reasons, and we may not be able to achieve our anticipated level of growth, which could have an adverse effect on our business, financial condition and results of operations. Additionally, the electrical distribution needs of data centers are evolving rapidly and if we are not able to adapt our products to the needs of the market, our sales of data center products may decline which could have a material adverse effect on our business, financial condition and results of operations.
Demand for our products depends, in large part, on new construction activity which has declined significantly during past recessions.
The majority of our products are purchased by customers that are constructing new facilities or infrastructure. The level of new construction activity in the United States has historically been highly sensitive to macroeconomic conditions, including GDP growth, interest rates, capital availability, energy prices and government spending. If the level of new construction activity in the Data Center, Grid or Industrial markets where we focus declines, demand for our products is likely to be adversely impacted. The Industrial end market, in particular, has historically been and will continue to be vulnerable to macroeconomic downturns. Additionally, reductions in demand often lead to greater price competition as well as decreased revenues and profits, which could have a material adverse effect on our business, financial condition and results of operations.
Any delay or interruption in the operations of any of our manufacturing campuses could impair our ability to provide products to customers, which could have a material adverse effect on our business, financial condition and results of operations.
We currently operate ten manufacturing campuses across five strategic locations: Minnesota, Texas, Maryland, California and Mexico. A work stoppage, labor shortage, major equipment failure or other production limitation at any of our manufacturing campuses could significantly impair our ability to deliver products to customers, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, manufacturing disruptions due to public health or safety events, severe weather, financial distress, unscheduled downtime, production constraints, mechanical failures, cybersecurity attacks or geopolitical instability could further disrupt operations. These risks may be heightened in Mexico, where economic, political and social instability can be more pronounced than in the United States.
If we are not able to operate at full capacity in, or lose access to, any of our campuses for any reason, we may be forced to purchase components for our products from third party suppliers which could lead to delays, quality control issues or additional costs. Additionally, significant capital investment to increase manufacturing capacity may be required to expand our business or meet increased demand for our products in the future.
Further, we may experience a shortage of qualified hourly labor availability in certain regions in which we operate, contributing to production volatility and inefficiencies in the manufacturing process, as well as increased labor costs. If we cannot secure sufficient hourly labor resources, we may be unable to protect continuity of supply and meet customer demand. Any of these risks could have a material adverse effect on our business, financial condition or results of operations.

We are in the process of expanding our manufacturing capacity. If we are unable to complete our expansion in the timeframe we anticipate or the expansion does not give us the additional capacity we expect, we may not be able to achieve our anticipated level of growth which could have a material adverse effect on our business, financial condition and results of operations.
We are in the process of replacing our Commerce, California campus with a new campus in Vernon, California; expanding our Waco, Texas, Hanover, Maryland and Tijuana, Mexico campuses; and have constructed a new campus in Dayton, Minnesota. While construction at these locations is substantially complete, we are still in the process of ramping up our production at these campuses. Continuing to increase our revenues and profits depends on our ability to commission the necessary production equipment, train the required employees and ramp up our production to target levels. If we are unable to ramp up our production in the timeframe we anticipate, we may miss the opportunity to sell additional products, which could prevent us from achieving our anticipated level of revenue growth, which could have a material adverse effect on our business, financial condition and results of operations.
Amounts included in our backlog may not result in revenue or generate profits in the amounts we expect or in the timeframe we anticipate.
As of June 30, 2026, we had backlog of approximately $3.0 billion. Although our backlog amount is based on purchase orders or other contractual commitments, we cannot guarantee that our backlog will result in revenue in the originally anticipated period or amounts or at all. In addition, the orders included in our backlog may not generate margins equal to our historical operating results. We have limited historical experience in determining on a combined business basis the level of realization we actually achieve on our backlog. The timing of our recognition of our backlog is subject to a variety of factors. Our customers may experience project delays or cancel orders as a result of external market factors and economic or other factors beyond our or their control. Such delays may lead to fluctuations in our results of operations from quarter to quarter, making it difficult to predict our financial performance on a quarterly basis. Moreover, while we have historically experienced few order cancellations and the amount of order cancellations has not been material compared to our total contract volume, if we were to experience a significant amount of order cancellations or reductions in customer purchase orders, it would reduce our backlog and, consequently, our future sales. If our backlog fails to result in revenue in the amount we expect or on the timeframe we anticipate, we may not be able to achieve our anticipated level of growth which could have a material adverse effect on our business, financial condition and results of operations.
We operate in competitive environments. Our failure to compete successfully could cause us to lose market share, which could have a material adverse effect on our business, financial condition and results of operations.
Our products are subject to competitive pressures, and we face competition from both international and domestic competitors. We compete against large and well-established national and global companies who may have greater financial, technical and marketing resources than we do, as well as regional and local companies who may be able to apply targeted financial, technical and marketing resources to a particular segment of the market in ways that we cannot. We compete based on product performance and features, reliability and duration of product warranty, lead time, ability to customize and price. We help our products maintain commercial attractiveness at acceptable pricing levels by focusing on product enhancements, using high quality but cost-effective supply chain and managing production and delivery methods. A change in the strategic priorities of our business or a failure to anticipate or respond quickly to a number of factors including technological developments or emerging technologies, evolving industry standards, new regulations or incentives, changing customer demands, supply chain issues or innovations in production techniques in the industries we serve could cause us to experience lower revenues, price erosion, lower margins and could result in forgone growth opportunities.

Technological shifts and emerging technologies could also pose a risk and could cause the eventual obsolescence of the products and solutions we currently produce if we are unable to manage and adapt to the changes in the technological environment. Shifts in consumer preferences, which may or may not be long-term, have altered the quantity, type and prices of products demanded by the end-consumer and our customers. In particular, to successfully compete, we must continue to align our current products and new product development and sales efforts to the needs of customers in the high-growth end markets we focus on. We must continue to meet evolving customer demands, such as developing advanced powertrain designs for data centers. Additionally, if our competitors add significant capacity, or demand falls, the price of the electrical distribution equipment we produce may not increase in the future and we may experience decreases in the price of our products. Because we sell components to integrators and other OEMs who incorporate them into products that compete with our Powertrain Solutions, it is possible for us to be in competition with some of our customers in certain product areas. If these customers chose to stop purchasing components from us and instead purchase components from our competitors, it could decrease the demand for our products. If we are unable to respond successfully to these competitive pressures, it could have a material adverse effect on our business, financial condition and results of operations.
Any failure of our products could subject us to substantial liability, including product liability claims, which could damage our reputation or the reputation of one or more of our brands.
The products we sell are complex, highly customized and critical to the operation of customers’ facilities and infrastructure. A failure of our products as a result of a manufacturing defect could interrupt our customers’ operations, damage other equipment owned by them or injure their employees. Our regular testing and quality control efforts may not be effective in controlling or detecting all quality issues or errors, particularly with respect to faulty components manufactured by third parties. Defects could expose us to product warranty claims, including substantial expense for the recall and repair or replacement of a product or component, and product liability claims, including liability for personal injury or property damage. A significant product recall or serious defect or product or execution failure could have a material adverse effect on our business, financial condition and results of operations. We are not generally able to limit or exclude liability for personal injury or property damage to third parties under the laws of most jurisdictions in which we do business, and in the event of such incident, we could spend significant time, resources and money to resolve any such claim. We may also be required to pay for losses or injuries purportedly caused by the design, manufacture, installation or operation of our products.
An inability to correct a product defect could result in the failure of a product line, temporary or permanent withdrawal from a product category or market, delays in customer payments or refusals by our customers to make such payments, increased inventory costs, product reengineering expenses and our customers’ inability to operate. Such defects could also negatively impact customer satisfaction and sentiment, generate adverse publicity, reduce future sales opportunities and damage our reputation or the reputation of one or more of our brands. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.
The long sales cycles for certain of our electrical distribution equipment, as well as unpredictable placing or canceling of customer orders, particularly large orders, may cause our revenues and operating results to vary significantly from quarter-to-quarter, which could make our future results of operations less predictable.
A customer’s decision to purchase certain of our products, particularly Custom Products and Powertrain Solutions, may involve a lengthy design and qualification process. In addition, the exact timing of customer orders can vary significantly based on factors outside of our control, including permitting and construction delays, customer design changes, availability of qualified labor to install the equipment and release of financing for the project. Consequently, our order booking and sales recognition process may be uncertain and unpredictable, with some customers placing large orders with short lead times on short advance notice and others requiring lengthy, open-ended processes that may change depending on global or regional economic conditions or factors specific to the customer’s industry. The variability of customer orders may cause our revenues and results of operations to vary unexpectedly from quarter-to-quarter, making our future results of operations less predictable. Potential cancellation of customer orders can also lead to cancellation fees with our vendors or excess inventory which, in combination with the lost sales, could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to adequately control the costs associated with our manufacturing campuses expansion, such failure could have a material adverse effect on our business, financial condition and results of operations.
We are in the process of replacing our Commerce, California campus with a new campus in Vernon, California; expanding our Waco, Texas, Hanover, Maryland, and Tijuana, Mexico campuses; and have constructed a new campus in Dayton, Minnesota. We substantially completed our capacity expansion plan in fiscal 2026. Although we do not expect to incur material additional capital expenditures for our expansion project past fiscal 2026, we expect to incur further costs associated with these campuses that may affect our profitability, including costs associated with hiring and training qualified employees and ramping up production. These costs may increase due to many factors, including factors beyond our control, such as higher transportation costs, supply chain disruptions, higher supply costs, currency fluctuations, tariffs, inflation and adverse economic or political conditions. See “—Significant disruptions to our supply chain, including the high cost or unavailability of raw materials and components required to manufacture our products, and significant disruptions to our distribution networks could have a material adverse effect on our business, financial condition and results of operations” and “—Unexpected events, such as natural disasters, geopolitical conflicts, pandemics, a volatile global economic environment, inflation, high interest rates, a potential recession and other events beyond our control, may increase our cost of doing business or disrupt our operations, which could have a material adverse effect on our business, financial condition and results of operations.” In addition, we already have pending contracts and orders from customers to be manufactured at these new campuses. As a result, any delay in such manufacturing may cause such customers to cease doing business with us, significantly reduce the amount of their purchases from us, move their business to competitors or new entrants or change their purchasing patterns. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
If our ongoing efforts to reduce our costs, such as using automation to increase labor productivity and implementing initiatives to control or reduce our overhead costs, are not successful, it could have a material adverse effect on our business, financial condition and results of operations.
Achieving our long-term financial targets depends in part on our ability to control and/or reduce our costs. Generally, because many of our costs are affected by factors completely or substantially outside our control, we must seek to control or reduce costs through productivity initiatives. We seek to increase our productivity through lean operations, automation, vertically integrated manufacturing, supply chain management and economies of scale. The implementation of productivity initiatives can result in a decrease in our short-term earnings because of the upfront costs we often must incur to implement improvements and the time it takes for production volumes to ramp up following changes to our manufacturing process. While controlling our cost base is important for our business and future competitiveness, there is no guarantee we will achieve this goal. Additionally, cost savings anticipated by us are based on estimates and assumptions that are inherently uncertain and are subject to significant business, economic and competitive uncertainties and contingencies, all of which are difficult to predict and may be beyond our control. For example, our efforts to bring automation to our winding processes, in our sheet metal area, our assembly flow and wiring processes may take longer than anticipated or prove unsuccessful. If we are not able to identify and implement initiatives that control and/or reduce costs and increase operating efficiency, or if the cost savings initiatives we have implemented to date do not generate expected cost savings, it could have a material adverse effect on our business, financial condition and results of operations.
Furthermore, the full benefits of the combination and integration of the Business Acquisitions, including the anticipated sales or growth opportunities, may not be realized as expected. The success of the integration of the business will also depend on our ability to integrate these previously distinct entities into a single operation and realize the corresponding benefits. Failure to achieve these anticipated benefits could inhibit our efforts to reduce our costs, decrease or delay any expected accretive effects and could have a material adverse effect on our business, financial condition and results of operations.

Changing U.S. Department of Energy (the “DOE”) efficiency standards for transformers could increase the cost of producing our transformer products. If we are unable to pass these higher costs on to our customers, margins on our transformer products could decline.
The DOE has mandated higher energy efficiency standards for transformers that are set to take effect in 2029. Meeting the new standards will require using amorphous steel, rather than grain-oriented electrical steel, in a portion of our transformer products. Using amorphous steel may necessitate adjustments to our product designs, manufacturing processes and supply chain. Adapting our manufacturing processes to accommodate amorphous steel may involve capital investment, additional training and other operational adjustments, which could increase our cost to manufacture these products. The price of amorphous steel is also significantly higher than grain-oriented electrical steel. If we are unable to pass these higher costs on to our customers, margins on our transformer products could decline which could have a material adverse effect on our business, financial condition and results of operations.
If we fail to motivate and retain our key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our anticipated level of growth and could have a material adverse effect on our business, financial condition and results of operations.
Our future success and ability to implement our business strategy depends, in part, on our ability to attract, train, compensate, motivate and retain key personnel, and on the continued contributions of members of our senior management team and key technical personnel each of whom would be difficult to replace. All of our employees, including our senior management, are free to terminate their employment relationships with us at any time. The departure of key personnel could disrupt our business. Competition for highly skilled individuals with technical expertise generally is extremely intense within and outside of our markets, and we face challenges identifying, hiring, training and retaining qualified personnel in many areas of our business. Integrating new employees into our team could prove disruptive to our operations, require substantial resources and management attention and ultimately prove unsuccessful. We cannot be certain that our labor costs will not increase as a result of a shortage in the supply of skilled, unskilled and technical personnel or any related governmental regulations. Labor shortages and/or an inability to retain our senior management and other key personnel and talent or to attract and train additional qualified personnel could limit or delay our strategic efforts, which could have a material adverse effect on our business, financial condition and results of operations.
Our failure to manage customer relationships and customer contracts could have a material adverse effect on our business, financial condition and results of operations.
An important element of our success is our ability to manage our long-standing customer relationships, while delivering against our contractual requirements and anticipating changes in customer requirements and preferences. Existing or potential customers may delay or cancel plans to purchase our products, and may not be able to fulfill their obligations to us in a timely fashion or at all as a result of business deterioration, cash flow shortages, shifts in the availability of financing for certain types of projects or technologies (such as prohibitions on financing for fossil fuel-based projects or technologies), macroeconomic conditions, changes in law, disputes or other delays. Further, customer deposits or advance payments may potentially be affected due to their business deterioration and/or macroeconomic challenges. As a result, part of our success relies on our customers’ abilities to continue to grow their business and undertake such projects. If a large customer was to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us, favor competitors or new entrants or change their purchasing patterns, it could have a material adverse effect on our business, financial condition and results of operations. In addition, many of our customer contracts contain warranty and other provisions that could cause us to incur significant repair or replacement costs, penalties, liquidated or other damages and/or unanticipated expenses with respect to the timely delivery, functionality, deployment, operation and availability of our products. For example, we face risks related to our ability to assemble and deliver customized electrical distribution equipment and integrated solutions on the timelines and schedules detailed and otherwise comply with our customer contracts. Failure to adhere to requirements and performance obligations under our customer agreements, whether such failure is actual or alleged, has resulted in and could in the future result in higher potential costs, present litigation risks or expose us to liquidated damages, and could have a material adverse effect on our business, financial condition and results of operations.

Changes in technology or customer preferences could result in less demand for certain categories of electrical distribution equipment which could have an adverse impact on our business.
Changes in voltages, redundancy requirements, compute architecture, algorithmic efficiency, power electronics or power conversion methods could result in less demand for certain categories of electrical distribution equipment. The requirements for electrical distribution equipment used in data centers, in particular, can change rapidly. For example, algorithmic improvements and changes in compute design could reduce power requirements, and advances in power electronics, including power semiconductors, could simplify electrical distribution systems, potentially reducing demand for our products.
In addition, power conversion may increasingly occur at higher frequencies, which can change the thermal and physical characteristics of transformers and other electrical distribution equipment. Power distribution in certain applications could also change from alternating current to direct current. If either of these changes occur, demand could shift to products we do not currently offer, which could have a material adverse effect on our business, financial condition and results of operations.
Large companies often require more favorable terms and conditions in our contracts, which could result in downward pricing pressures on our business, less desirable payment terms or greater warranty and contractual obligations.
Large companies comprise a portion of our customer base and generally have greater purchasing power than smaller entities. Accordingly, these customers often require more favorable terms and conditions from suppliers including us. Consolidation among such large customers can further increase their buying power and ability to demand terms that are less favorable to us, including lower average selling prices. Accordingly, our ability to maintain or raise prices in the future may be limited, including during periods of raw material or other cost increases. If we are forced to reduce prices or to maintain prices during periods of increased costs, or if we lose customers because of pricing or other methods of competition, it could have a material adverse effect on our business, financial condition and results of operations.
In addition, these customers may impose substantial penalties for any product or service failures caused by us. As we seek to sell more products to such customers, we may be required to agree to such terms and conditions more frequently, which may include terms that affect the timing of our cash flow and ability to recognize revenue, and could have a material adverse effect on our business, financial condition and results of operations.
Our strategy to increase our sales of Powertrain Solutions could result in a concentration of our sales with fewer customers and a significant reduction in orders from any one of these customers could adversely impact our business.
Selling Powertrain Solutions involves delivering multiple products to one customer which results in larger average order sizes. If we are successful in our strategy to increase our sales of Powertrain Solutions, we will likely generate a greater proportion of our revenues from a smaller number of customers over time. These customers may be able to negotiate more favorable pricing and payment terms from us which could impact our margins and cash flow from operations and the loss of any one of them could result in a material adverse effect on our business, financial condition and results of operations.
We depend upon a small number of outside vendors, subcontractors and third-party suppliers. Our operations and quality control could be disrupted if we encounter problems with these vendors and our reputation could be harmed, which could have a material adverse effect on our business, financial condition and results of operations.
We depend upon a small number of vendors, subcontractors and third-party suppliers to manufacture certain parts used in our products. Additionally, in certain international markets we have contract manufacturing relationships with certain suppliers and rely on these vendors to manufacture complete products for us. Our reliance on these vendors makes us vulnerable to possible capacity constraints and reduces our control over parts availability, delivery schedules, manufacturing yields and costs.
If any of our vendors are unable or unwilling to manufacture the components we require in sufficient volumes, at the necessary quality levels or under favorable supply agreement terms, we would need to either produce these components at our principal manufacturing campuses or find and qualify alternative vendors. Insourcing production of these components could increase our costs. Additionally, alternative vendors might be unavailable, unable to meet our quality or production standards or unwilling to provide commercially reasonable terms. Any significant disruption in manufacturing could force us to reduce product supply to customers or incur higher shipping costs to address delays, potentially damaging our reputation and have a material adverse effect on our business, financial condition and results of operations.

Disruption of, or consolidation or changes in, the performance, operating models or financial condition of our independent sales representatives and distributors could have a material adverse effect on our business, financial condition and results of operations.
We rely, in part, on independent sales representatives and distributors to sell our products, some of whom operate on an exclusive basis. We maintain a network of third-party sale representatives strategically located across the United States who receive commissions when they sell our products and distributors who stock our products and sell them to contractors and end-users. The independent sales representatives we work with usually focus on selling our electrical distribution equipment, and we generally grant them exclusivity to sell our products within a defined geographic area. If these third parties’ financial condition or operations weaken, including as a result of a shift away from the go-to-market model they currently follow, and they are unable to successfully market and sell our products, it could have a material adverse effect on our business, financial condition and results of operations. In addition, if there are disruptions or consolidation in their markets, such parties may be able to improve their negotiating position and renegotiate historical terms and agreements for the distribution of our products or terminate relationships with us in favor of our competitors, which could have a material adverse effect on our business, financial condition and results of operations.
There are risks associated with our collaborations with third parties for certain projects, which could impose additional costs and obligations on us.
We have entered and may continue to enter into collaborations for developing designs and manufacturing and commercial operations. Our collaborations may expose us to risks, including risks with respect to the economic, political and regulatory environment of any foreign partners with which we collaborate, legal and regulatory violations committed by our partners whose actions are outside of our control and risks associated with certain exclusivity obligations with our partners that may impose operational restrictions on us. If any of our collaboration partners provide unsatisfactory contributions or fail to comply with applicable laws or regulations or engage in actions contrary to our projects, our brands and reputation may be harmed as a result of our affiliation with such partner. In addition, since we do not have primary control over our strategic partners’ direct contributions, we may have less control over its ultimate success or its impact on our brand. If our partners cannot meet their obligations due to financial or other difficulties, including if they declare bankruptcy or otherwise modify their capital structure, we could be required to provide additional investment or services or take responsibility for breaches of contract or assume additional financial or operational obligations which could have a material adverse effect on our business, financial condition and results of operations.
Our influence over our collaboration partners may be limited and we cannot control their actions. Even in collaborations where we have greatest influence, we may be required to reach consensus with our collaborators in connection with major decisions concerning the collaboration. Our strategic partners in these arrangements may have economic or business interests that diverge from our interests. Additionally, differences in views among the collaboration participants may result in delayed decisions or disputes. Conflicts may arise in these arrangements concerning the achievement of performance milestones or the interpretation of significant terms under any agreement (including financial obligations), termination rights or the ownership or control of intellectual property developed during the collaboration.

Unexpected events, such as natural disasters, geopolitical conflicts, pandemics, a volatile global economic environment, inflation, high interest rates, a potential recession and other events beyond our control, may increase our cost of doing business or disrupt our operations, which could have a material adverse effect on our business, financial condition and results of operations.
The occurrence of one or more unexpected events or adverse change in conditions, including economic events (such as rising inflation), high interest rates, a potential recession, geopolitical conflicts (such as the wars between and among Russia and Ukraine, Israel and Hamas, the United States, Israel and Iran and other conflicts in the Middle East), acts of terrorism or violence, civil unrest, fires, tornadoes, tsunamis, hurricanes, earthquakes, floods and other forms of severe weather, particularly in regions in which we operate or in which our suppliers or customers are located, could have a material adverse effect on our business, financial condition and results of operations. Natural disasters, product failures, power outages or other unexpected events could result in physical damage to and complete or partial closure of one or more of our manufacturing campuses, temporary or long-term disruption in the supply of raw materials and components from local and international suppliers, and disruption and delay in the transport of our products to project sites and distribution centers. Geopolitical conflicts can cause disruption and instability in global markets, supply chains and from time to time, the U.S. government has imposed sanctions restricting U.S. companies from conducting business with specified non-U.S. individuals and companies. In particular, the invasion of Ukraine by Russia and resulting sanctions by the United States, European Union and other countries restricting U.S. companies from conducting business with specified Russian and Ukrainian individuals and companies have contributed to inflation, market disruptions and increased volatility in commodity prices more acutely in the United States and Europe and a slowdown in global economic growth. The sanctions imposed by the U.S. government may be expanded in the future to restrict us from engaging with customers or vendors. In addition, a potential escalation of geopolitical tensions or political conflicts between the People’s Republic of China and Taiwan, including the risk of military conflict or economic sanctions related to a possible invasion, could significantly disrupt global supply chains for semiconductor chips. Although our products do not use complex semiconductor chips and the semiconductor chips we do use are widely available, complex semiconductor chips are critical to data center infrastructure and a key driver of demand in the Data Center end market. If we are unable to conduct business with new or existing customers or vendors, it could have a material adverse effect on our business, financial condition and results of operations.
A public health epidemic or pandemic poses the risk that our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns, travel restrictions or other actions that may be requested or mandated by governmental authorities, or that such epidemic or pandemic may otherwise interrupt or impair business activities. For example, our manufacturing campuses and our suppliers and vendors could be disrupted by worker absenteeism, quarantines, shortage of test kits and personal protection equipment for employees, office and factory closures, disruptions to ports and other shipping infrastructure, or other travel or health-related restrictions. If our manufacturing campuses and our suppliers or vendors are so affected, our supply chain, manufacturing and product shipments will be delayed, which could adversely affect our business, operations and customer relationships.
Rising inflation and interest rates may increase our cost of capital and could reduce the number of customers who purchase our products as credit becomes more expensive or less available. There can be no assurance that the Federal Reserve Board will lower or raise interest rates in the future. Furthermore, the Federal Reserve may announce interest rate increases in the future. Our customers and suppliers could be affected directly by an economic downturn, including inflation, high interest rates or a potential recession, and some could face business deterioration, credit issues or cash flow problems that could give rise to payment delays, increased credit risk, bankruptcies and other financial hardships, which could impact customer demand for our products as well as our ability to manage normal commercial relationships with our customers and suppliers. Existing insurance coverage may not provide protection for all the costs that may arise from such events, and any incidents may result in loss of, or increased costs of, such insurance. In addition, while we have disaster recovery and business continuity plans (including those relating to our information technology (“IT”) systems), they may not be fully responsive to, or capable of eliminating or materially minimizing losses associated with, catastrophic events. As a result, any such business disruption could have a material adverse effect on our business, financial condition and results of operations.

Political and economic instability, restrictive trade policies, restrictions on the repatriation of funds and export and import restrictions may disrupt our supply chain and impact our ability to manufacture products to meet customer demands. The prices of raw materials and other components we use in production may increase and be susceptible to significant fluctuations due to trends in supply and demand, commodity prices, currency exchange rates, development in energy prices, transportation costs, government regulations and tariffs, price controls and economic conditions, changes in government monetary or fiscal policies and labor market challenges, among other factors. In addition, various geopolitical factors, including the level of economic activity in the People’s Republic of China, the war in Ukraine and conflicts in the Middle East, have added to the volatility in energy costs. These circumstances could have a material adverse effect on our business, financial condition and results of operations.
Our business strategy may include acquisitions, strategic investments and divestitures to support our growth, and our failure to successfully implement this strategy or failure to realize the expected benefits from any integration, rationalization and improvement efforts we have taken or may take in the future could have a material adverse effect on our business, financial condition and results of operations.
Our business strategy may include the acquisition of businesses or interests in businesses that increase our scale, complement our existing business or expand the scope of our product offering. Successful growth through acquisitions depends upon our ability to identify suitable acquisition targets or assets, conduct due diligence, negotiate transactions on favorable terms and ultimately complete such transactions and integrate the acquired target or asset successfully.
Acquisitions may expose us to significant risks and uncertainties, including:
•competition for acquisition targets and assets, which may lead to substantial increases in purchase price or terms that are less attractive to us;
•dependence on external sources of capital, in particular to finance the purchase price of acquisitions;
•rulings by antitrust or other regulatory bodies;
•acquired companies’ previous failure to comply with applicable regulatory requirements;
•the integration of operations across different cultures and languages;
•failure to timely integrate acquired companies’ strategies, functions and products into our own;
•inability to produce products at increased scale or loss of previously available distribution channels;
•heightened external scrutiny on acquired intellectual property rights, regulatory exclusivity periods and confidentiality agreements, or lack of intellectual property rights for the acquired portfolio;
•diversion of our management’s attention from existing operations to the acquisition and integration process;
•a failure to accurately predict or to realize expected growth opportunities, cost savings, synergies, market acceptance of acquired companies’ products and other benefits we expected to obtain;
•a failure to identify material problems or liabilities during due diligence review of acquisition targets prior to acquisition;
•a failure to identify significant non-compliant behaviors or practices by, or liabilities relating to, the acquisition target (or its agents) prior to acquisition;
•successor liability imposed by regulators for actions by the target (or its agents) prior to acquisition;
•expenses, delays and difficulties in integrating acquired businesses into our existing businesses;
•difficulties in retaining key customers and personnel; and
•adverse market reactions to an acquisition.
Various other assessments and assumptions regarding acquisition targets may prove to be incorrect, and actual developments may differ significantly from our expectations. Additionally, our financial results could be adversely affected by unanticipated liability issues, transaction-related charges, amortization related to intangibles and charges for impairment of long-term assets. These transactions may not be successful.

In addition, we also regularly evaluate a variety of potential strategic transactions, including equity method investments and other strategic alliances that could further our strategic business objectives. We may not successfully identify, complete or manage the risks presented by these strategic transactions, including those outlined above. Equity investments and other strategic alliances pose additional risks, as we could share ownership in both public and private companies and in some cases management responsibilities with one or more other parties whose objectives for the alliance may diverge from ours over time, who may not have the same priorities, strategies or resources as we do or whose interpretation of applicable policies may differ from our own.
In particular, the combination and integration of the Business Acquisitions is challenging, poses risks and may not be as successful as anticipated. Difficulties in integrating the Business Acquisitions may result in the combined company performing differently than expected, in operational challenges (including, among other factors, challenges associated with the integration of IT systems, cybersecurity controls and controls in financial reporting) or in the failure to realize anticipated expense-related efficiencies. The historical combined financial statements of the businesses may not accurately reflect our financial or operational performance going forward.
Our business strategy may also include the divestiture of certain assets or operating units in order to enable the redeployment of capital. We may encounter difficulty in finding buyers or face other limitations such as regulatory, governmental or contractual requirements that could delay or prevent the accomplishment of our objectives and adversely affect our business.
The occurrence of any of the above in connection with any acquisition, strategic transaction or disposition could have a material adverse effect on our business, financial condition and results of operations.
If we fail to manage our recent and future growth effectively, we may be unable to execute our business plan, maintain high levels of customer service or adequately address competitive challenges.
We have experienced significant growth in recent periods. We intend to continue to expand our business significantly, including by adding manufacturing capacity, within existing and new geographies. This growth has placed, and any future growth may place, a significant strain on our management, operational and financial resources and infrastructure. In particular, we will be required to expand, train and manage our employee base and scale and otherwise improve our IT infrastructure in tandem with our growth, both of which could be challenging and require substantial investment. Our management will also be required to maintain and expand our relationships with customers, suppliers and other third parties and attract new customers and suppliers, as well as manage multiple geographic locations.
Our current and planned operations, personnel, IT and other systems and procedures might be inadequate to support our future growth and may require us to make additional unanticipated investment in our infrastructure. Our success and ability to further scale our business will depend, in part, on our ability to manage these changes in a cost-effective and efficient manner. If we cannot manage our growth, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures. This could also result in declines in quality or customer satisfaction, increased costs, difficulties in introducing improvements or other operational difficulties. Any failure to effectively manage growth could have a material adverse effect on our business, financial condition and results of operations.
The integration of the Business Acquisitions poses risks to the operation of our business.
We have and may continue to encounter challenges resulting from the integration of the Business Acquisitions that could pose risks to the operation of our business, including operational challenges and unanticipated expenses. For example, not all of our campuses use the same enterprise resource planning system, which means our management must review data in different formats when evaluating our business. The need to review data in different formats introduces complexity into our operations and could increase the risk of issues with our financial reporting and controls. While we have no plans to integrate our enterprise resource planning systems, we may integrate them in the future, which may also result in financial reporting and control issues as well as IT and cyber security integration issues. Additionally, we may need to incur additional expenses in connection with managing and maintaining multiple enterprise resource planning systems. Lastly, the historical combined financial statements of the businesses may not be representative of our financial or operational performance going forward.

If we fail to manage contingent workers, it could adversely impact our results of operations.
In some locations, we rely on third-party staffing companies to provide us with contingent workers, and our failure to manage such workers effectively could have a material adverse effect on our business, financial condition and results of operations. We may in the future be exposed to various legal claims relating to the status of contingent workers, even if we are indemnified. We may also be subject to labor shortages, oversupply or fixed contractual terms relating to the contingent workforce, and our ability to manage the size of, and costs for, such contingent workforce may be further constrained by local laws or future changes to such laws. In addition, our customers may impose obligations on us with regard to our workforce and working conditions.
Disruptions caused by labor disputes or organized labor activities could harm our business.
Some of our employees are represented by labor unions, including most of our employees in Mexico and our employees in Minnesota. Union requirements may limit our flexibility in managing costs and responding to market changes. In addition, employees who are not currently members of, or otherwise represented by, labor organizations may seek such membership or representation, as applicable, in the future.
We cannot ensure that existing collective bargaining agreements will prevent a strike or work stoppage at our campuses in the future, that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor, including healthcare, pensions or other benefits, or that a breakdown in such negotiations will not result in the disruption of our operations, including by way of strikes or work stoppages. In addition, negotiations with labor unions, possible work stoppages and other labor problems could divert management attention, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, some of our customers and suppliers may have unionized work forces. We may experience a material adverse effect on our business, financial condition and results of operations, including our cash flows and competitive position, if we are subject, directly or indirectly, to labor actions by our or our suppliers’ or customers’ employees, or as a result of general country strikes or work stoppages unrelated to our business or collective bargaining agreements.
The physical effects of climate change, including weather disruptions and related effects, could have a material adverse effect on our business, financial condition and results of operations.
The physical effects of climate change can include extreme variability in weather patterns such as increased frequency and severity of significant weather events (e.g., flooding, hurricanes and tropical storms), natural hazards (e.g., increased wildfire risk), rising mean temperature and sea levels and long-term changes in precipitation patterns (e.g., drought, desertification or poor water quality). Climate change may also produce general changes in weather or other environmental conditions, including temperature or precipitation levels, and thus may impact consumer demand for electricity generation and transmission. Such effects have the potential to affect business continuity and operating results and could disrupt our operations or those of our customers or suppliers, including through direct damage to physical assets and indirect impacts from supply chain disruption and market volatility. These effects could have a material adverse effect on our business, financial condition and results of operations.
International expansion could subject us to additional business, financial, regulatory and competitive risks.
Our strategy is to grow our business outside of the United States and expand internationally. Our products to be offered outside the United States may differ from our current products in several ways, such as the consumption and utilization of local raw materials, components and logistics, the reengineering of selected components to reduce costs, and region-specific customer training, site commissioning, warranty remediation and other technical services.
International markets have different characteristics from the U.S. market where we currently sell our products, and our success will depend on our ability to adapt properly to those differences. These differences may include differing regulatory requirements, including tax laws, trade laws, labor regulations, tariffs, export quotas, customs duties or other trade restrictions, limited or unfavorable intellectual property protection, international political or economic conditions, restrictions on the repatriation of earnings, longer sales cycles, warranty expectations, product return policies and cost, and performance and compatibility requirements. In addition, expanding into new geographic markets will increase our exposure to presently existing risks, such as fluctuations in the value of foreign currencies and difficulties and increased expenses in complying with U.S. and foreign laws, regulations and trade standards, including the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”).

Failure to manage the risks and challenges associated with our potential expansion into new geographic markets could adversely affect our revenues and our ability to achieve or sustain profitability. There can be no assurance that our products will be well-received by our customers or achieve commercial viability. Expanding into new markets imposes additional burdens on our sales, marketing and general managerial resources. The processes are costly, and our efforts to expand into new markets may not be successful. If we are unsuccessful in expanding into new markets, we may not be able to offset the expenses associated with the expansion into new markets. If we are unable to manage our expansion and development efforts effectively, if our expansion and development efforts take longer than planned or are otherwise unsuccessful, or if our costs for these efforts exceed our expectations, it could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Litigation and Regulation
We are subject to EHS laws and regulations, which could result in substantial costs, liabilities and impacts to our business, financial condition and results of operations.
We are subject to federal, state, local and foreign EHS laws and regulations, including those relating to the use, handling, generation, storage and disposal of hazardous materials, emissions and discharges of pollutants to the environment, remediation of contaminated soil and groundwater, and occupational health and safety. Such laws and regulations may impose obligations and liabilities on us and other industrial manufacturers for the use or generation of chemicals contained in materials and products sourced in connection with manufacturing and services operations, and if new or revised standards are adopted, they may create additional liability, impact product design, manufacturing and/or servicing or negatively affect financial results. For example, laws in some jurisdictions limit the content of certain hazardous materials in the manufacture of electrical equipment, including our products. While we do not anticipate that compliance with current EHS laws and regulations will adversely affect our business, results of operations and financial condition, adoption of more stringent laws and regulations in the future or more aggressive enforcement policies could require us to incur substantial costs to come into compliance with these laws and regulations.
In addition, violations of, or liabilities under, these laws and regulations may result in restrictions being imposed on our operations or in our being subject to adverse publicity, substantial fines, penalties, criminal proceedings, third-party property damage or personal injury claims, cleanup costs or other costs. We may become liable under certain of these laws and regulations for costs to investigate or remediate contamination at properties we currently own or operate or formerly owned or operated, to which we sent hazardous substances for disposal, or where we have otherwise caused or contributed to contamination. Liability for cleanup costs under these laws and regulations can be imposed on a joint and several basis and without regard to fault or the legality of the activities giving rise to the contamination conditions. We have, at times, negotiated for the landlord to indemnify us for any associated expenses or remediation costs. While we are not presently aware of any such conditions for which we are responsible (and do not have an applicable indemnity), whether caused by us or our contractors, future developments, including the discovery of presently unknown environmental conditions, may require expenditures that could have a material adverse effect on our business, financial condition and results of operations.
Under some circumstances, we could also be held liable for any damages resulting from our workforce’s occupational exposure to contamination or harmful chemicals associated with the equipment we manufacture, and we may be required to manage, remove, remediate or abate hazardous conditions at our campuses. Any perceived or actual employee safety issues could result in substantial fines, penalties or costs to us that may be material, harm our reputation, or potentially affect our ability to continue operating in certain jurisdictions.
EHS laws and regulations require us to obtain, maintain and renew environmental permits, licenses and approvals from governmental authorities. Although we currently believe we are in material compliance with all permitting, licensing and approvals, the regulatory environment relating to such permits, authorizations and approvals is uncertain and subject to change, and there can be no assurance that all permits, authorizations and/or approvals have been obtained and can be obtained in the future. These authorities can modify or revoke such permits and can enforce compliance with environmental laws, regulations and permits by issuing orders and assessing fines. We incur capital and operating costs to comply with such laws, regulations and permits. We cannot assure you that regulators will not successfully challenge our compliance or require us to expend significant amounts to comply with applicable environmental laws, which could have a material adverse effect on our business, financial condition and results of operations.

Failure by our vendors or our component or raw material suppliers to use ethical business practices and comply with applicable laws and regulations could have a material adverse effect on our business, financial condition and results of operations.
We do not control our vendors or suppliers or their business practices. Accordingly, we cannot guarantee that they follow ethical business practices such as fair wage practices and compliance with environmental, safety and other local laws. A lack of demonstrated-compliance could lead us to seek alternative manufacturers or suppliers, which could increase our costs and result in delayed delivery of our products, product shortages or other disruptions of our operations. Violation of labor or other laws by our vendors or suppliers or the divergence of a supplier’s labor or other practices from those generally accepted as ethical in the United States or other markets in which we do business could also attract negative publicity for us and could have a material adverse effect on our business, financial condition and results of operations.
We are subject to antitrust and competition laws that can result in sanctions and conditions on the way we conduct our business.
We are subject to antitrust and competition laws, which generally prohibit certain types of conduct deemed to be anti-competitive, including price fixing, bid rigging, cartel activities, price discrimination, market monopolization, tying arrangements, acquisitions of competitors and other practices that may have an adverse effect on competition. Regulatory authorities may have authority to impose fines and sanctions or to require changes or impose conditions on the way we conduct business in connection with alleged non-compliance with applicable law. Under certain circumstances, violations of antitrust laws could result in suspension or debarment of our ability to contract with certain parties or complete certain transactions. In addition, an increasing number of jurisdictions also provide private rights of action for competitors or consumers to seek damages asserting claims of anti-competitive conduct. Increased government scrutiny of our actions or enforcement or private rights of action could damage our reputation and could have a material adverse effect on our business, financial condition and results of operations.
We manufacture some of our products in Mexico and are exposed to risks associated with doing business in Mexico, including compliance with laws and regulations and enforcement of consistent company-wide standards and procedures. A disruption in our Mexican manufacturing operations could have a material adverse effect on our business, financial condition and results of operations.
There are a range of legal and regulatory systems with varying requirements that we must navigate as a result of our presence in Mexico. We also face risks associated with engagements with foreign officials and government agencies, including the risks of complying with diverse procedures and standards imposed by (among others) the FCPA and similar anti-corruption and anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. However, it is possible that our employees, subcontractors, agents and partners may take actions in violation of our policies, company-wide standards, procedures and anti-bribery laws and that the controls we undertake to facilitate lawful conduct, which include training, internal control policies and other safeguards to educate our employees and certain third parties, could be intentionally circumvented or become inadequate because of changed conditions. See “—Misconduct by our employees, independent contractors or subcontractors, or a failure to comply with applicable laws or regulations, could harm our reputation, damage our relationships with customers and subject us to criminal and civil enforcement actions.”
Our manufacturing presence is also subject to risks associated with potential disruption in Mexico caused by changes in political, monetary, economic and social environments, including civil and political unrest, terrorism, possible expropriation, local labor conditions, changes in laws, regulations and Mexican government policies and trade disputes with the United States (including tariffs), and compliance with U.S. laws affecting activities of U.S. companies abroad, including tax laws, economic sanctions and enforcement of contract and intellectual property rights.
Navigating a variety of Mexican legal and regulatory regimes may increase the difficulty of compliance, particularly as such laws change or are interpreted in unexpected ways. Our compliance with such legal and regulatory regimes is vital to our business. For example, our factories in Mexico operate under the Mexican IMMEX program allowing us to import our raw materials tax- and duty-free as long as all of our manufactured products are exported. As a result, we are able to operate in Mexico at lower costs but must adhere to strict requirements. In October 2024, Annex 24 was established which now requires companies operating under the IMMEX program to implement an automated inventory control system. Such implementation and maintenance may cause a strain on our personnel, systems and resources. Our failure to manage our Mexican operations successfully could impair our ability to react quickly to changing business and market conditions and to enforce compliance with company-wide standards and procedures, which could have a material adverse effect on our business, financial condition and results of operations.

Failure to meet at times competing environmental and sustainability-related expectations or standards could have a material adverse effect on our business, financial condition and results of operations.
Focus on environmental and sustainability-related matters continues to evolve. These include areas such as greenhouse gas emissions and climate-related risks that are particularly relevant for the industries we serve and our businesses, as well as other areas such as inclusion, responsible sourcing, human rights and social responsibility and corporate governance. Some investors have used, and may continue to use, environmental and sustainability-related criteria to guide their investment strategies, and may not invest in us, or divest their holdings of us, if they believe our policies relating to these matters are inadequate and may lead to unfavorable sentiment toward us, which could have a negative impact, among other things, on our stock price and cost of capital. We may also be affected by our ability to meet evolving and, in some cases, expanding laws and standards relating to these matters, including climate-related disclosure regulations and emissions reporting requirements and by investor and customer perception of our reporting and performance related to voluntary climate standards. There is also risk that we could be perceived as or accused of making inaccurate or misleading statements regarding our performance against these initiatives. At the same time, we also face legal, financial and regulatory risks based on our disclosures as a result of contrary views, legislation and expectations with respect to "anti- ESG"-related ambitions and disclosures. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
Changes to federal tax credits for renewable energy projects in the One Big Beautiful Bill Act (“OBBBA”) could impact demand for our Grid products.
We sell some products that are used in renewable energy projects, including solar generation projects and BESS projects. Certain renewable energy projects have historically benefited from federal production and investment tax credits. On July 4, 2025, President Trump signed into law the OBBBA, which, among other things, provides an accelerated phase down for the clean electricity production credit and the clean electricity investment credit (the “Applicable Credits”) under Section 45Y and Section 48E, respectively, of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), with respect to solar and wind projects. The phase down of the Applicable Credits under the OBBBA could have a material adverse impact on future levels of investment in solar and wind generation projects, which could result in a reduction in the demand for our products in the Grid market. Moreover, the U.S. Department of the Treasury and the U.S. Internal Revenue Service (the “IRS”) released IRS Notice 2025-42, which, among other changes, eliminated the opportunity for developers and other project owners to be treated as having begun construction of a solar or wind generation project by paying or incurring at least five percent of the total costs of the relevant project. IRS Notice 2025-42 may also have a material adverse impact on future levels of investment in solar and wind generation projects, which could result in a reduction in the demand for some of our products in the Grid market.
The impact of import or export laws could have a material adverse effect on our business, financial condition and results of operations.
We must comply with various laws and regulations relating to the import and export of products and technology from the United States and other countries having jurisdiction over our operations, which may affect our transactions with certain customers, business partners and other persons. See “—We manufacture some of our products in Mexico and are exposed to risks associated with doing business in Mexico, including compliance with laws and enforcement of consistent company-wide standards and procedures. A disruption in our Mexican manufacturing operations could have a material adverse effect on our business, financial condition and results of operations.” In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products and technologies and, in other circumstances, we may be required to obtain an export license before exporting a controlled item. Additionally, violations of the FCPA and similar anti-corruption laws outside the United States or international trade compliance regulations could have a material adverse effect on us. The length of time required by the licensing processes can vary, potentially delaying the shipment of products and the recognition of the corresponding revenue. In addition, failure to comply with any of these regulations could result in civil and criminal, monetary and non-monetary penalties, disruptions to our business, limitations on our ability to import and export products and damage to our reputation, any of which could have a material adverse effect on our business, financial condition and results of operations. Moreover, any changes in export of our products, and the possibility of such changes, requires constant monitoring to ensure we remain compliant. Any restrictions on the export of our products or product lines could have a material adverse effect on our business, financial condition and results of operations.

Failure to obtain or comply with federal, state and local government approvals, licenses and permits may negatively affect our ability to produce, market and sell our products.
Parts of our business are required to obtain, and to comply with, federal, state and local government approvals, licenses and permits. For example, our transformers must adhere to the DOE’s efficiency standards, which may govern the use of grain-oriented electrical steel or amorphous steel in our products. Any of these approvals, licenses or permits may be subject to denial, revocation or modification under various circumstances. Failure to obtain or comply with the conditions of approvals, licenses or permits may adversely affect our operations by suspending our activities or curtailing our work and may subject us to penalties and other sanctions. For example, our operations in the United States are subject to regulation by the DOE, U.S. Environmental Protection Agency (“EPA”), California Environmental Protection Agency and Texas Commission Environmental Quality. Although existing licenses are routinely renewed by various regulators, renewal could be denied or jeopardized by various factors, including the failure to comply with EHS laws and regulations, the failure to comply with permit conditions, violations found during inspections or otherwise, local or community, political or other opposition. Furthermore, regulations continue to evolve and change which may require significant resources and costs to ensure our compliance. Failure to obtain or renew any required licenses could have a material adverse effect on our business, financial condition and results of operations.
We may be subject to periodic litigation, regulatory proceedings and enforcement actions, which could have a material adverse effect on our business, financial condition and results of operations.
From time to time, we are involved in lawsuits, regulatory proceedings, investigations, enforcement actions and other legal proceedings brought or threatened against us in the ordinary course of business. Our business is subject to the risk of claims involving current and former employees, affiliates, subcontractors, suppliers, competitors, stockholders, government regulatory agencies or others through private actions, class actions, whistleblower claims, administrative proceedings, regulatory actions or other proceedings. For example, in March 2026, we and certain of our directors and other third parties, including certain underwriters in our IPO and the Follow-On Offerings, were named in a lawsuit (the “March 2026 lawsuit”) filed by Abbie Gougerchian, the cousin of one of the former owners of MGM, Pat Gogerchin. The March 2026 lawsuit relates to an earlier ongoing litigation (the “2025 lawsuit”) in which the plaintiff is alleging that he is entitled to, among other things, a portion of the consideration that Mr. Gogerchin and others received when Neos acquired MGM from Mr. Gogerchin and the other former MGM owners in 2023. We have not been named as a defendant in the 2025 lawsuit. We believe the allegations against us, our directors and the other parties in the March 2026 lawsuit are without merit and intend to vigorously defend the March 2026 lawsuit. We believe that Neos has strong defenses in the 2025 lawsuit, including that it was a good faith purchaser, and that the plaintiff’s remedy, if any, would be to receive a share of the consideration Neos paid the individual defendants for MGM from those individual defendants. In August 2026, the March 2026 lawsuit was stayed pending the outcome of the 2025 lawsuit. While at this stage it is too early to assess the outcome of either lawsuit, we do not believe either lawsuit will have a material effect on our business, financial condition or results of operations.
As a public company, we face the risk of stockholder lawsuits and other related or unrelated litigation, particularly if we experience declines in the trading price of our Class A common stock. As such, we, our directors and/or our executive officers might be subject to federal securities litigation and derivative suits. The expense of defending such litigation may have a substantial impact on our financial condition if our insurance carriers fail to cover the full cost of litigation. This potential litigation could require significant management time and attention and result in significant legal expenses and could negatively impact our reputation and/or our stock price. Additionally, we have had, and may in the future have, customers who assert contractual or other claims related to the performance or design of our products, timeliness of delivery or other aspects of our commercial relationships. Legal claims and proceedings may relate to labor and employment, commercial arrangements, intellectual property, EHS, property damage, theft, personal injury and various other matters. Given the nature of our business, which may involve large projects and long-term commercial relationships, such claims, whether asserted in commercial discussions, litigation or other types of proceedings, may be for significant amounts.
Due to the inherent uncertainties of litigation, it is often difficult to accurately predict the ultimate outcome of any such actions or proceedings, which could have a material adverse effect on our business, financial condition and results of operations. In addition, plaintiffs in many types of actions may seek punitive damages, civil penalties, consequential damages or other losses or injunctive or declaratory relief. While we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. These proceedings or actions could result in substantial cost and may require us to devote substantial resources to defend ourselves and distract our management from the operation of our business and could have a material adverse effect on our business, financial condition and results of operations.

Misconduct by our employees, independent contractors or subcontractors, or a failure to comply with applicable laws or regulations, could harm our reputation, damage our relationships with customers and subject us to criminal and civil enforcement actions.
Misconduct, fraud, non-compliance with applicable laws and regulations or other improper activities by one or more of our employees, independent contractors or subcontractors could have a significant negative impact on our business and reputation. While we take precautions to prevent and detect these activities, such precautions may not be effective and are subject to inherent limitations, including human error and fraud. In some instances, we may also make self-disclosure to relevant authorities who may pursue or decline to pursue enforcement proceedings against us. The costs associated with the investigation, remediation and potential notification of any violation to customers, regulators and counterparties could be material. Acts of misconduct, or our failure to comply with applicable laws or regulations, could subject us to criminal or civil fines and penalties or other sanctions and liabilities, harm our reputation, or damage our relationships with customers and could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Our Intellectual Property
If we fail to, or incur significant costs in order to, obtain, maintain, protect, defend or enforce, our intellectual property and other proprietary rights, it could have a material adverse effect on our business, financial condition and results of operations.
Our success depends to a significant degree on our ability to protect our intellectual property and other proprietary rights. We rely on trademark and trade secret laws to establish and protect our intellectual property and other proprietary rights. However, such means may afford only limited protection of our intellectual property and may not (i) prevent our competitors from duplicating our processes or technology, (ii) prevent our competitors from gaining access to our proprietary information and technology or (iii) permit us to gain or maintain a competitive advantage.
We also rely on confidentiality and license agreements and other contractual provisions, including intellectual property assignments, with our employees and third parties with whom we share such confidential information to protect our intellectual property and other proprietary rights. Any disclosure of such confidential information, either intentional or unintentional, could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market. Although we use reasonable efforts to protect our trade secrets, we cannot provide any assurances that all such confidentiality agreements have been duly executed or guarantee that such confidentiality agreements will be enforceable under law. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. Furthermore, the laws of some foreign jurisdictions do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, or misappropriation of our intellectual property by third parties, it could have a material adverse effect on our business, financial condition and results of operations.

We may need to defend ourselves against third-party claims that we are infringing, misappropriating or otherwise violating others’ intellectual property rights, which could divert management’s attention, cause us to incur significant costs and prevent us from selling or using the technology to which such rights relate.
Our competitors and other third parties have numerous trade secrets related to technology used in our industry, and may hold or obtain patents, copyrights, trademarks or other intellectual property rights that could prevent, limit or interfere with our ability to make, use, develop, sell or market our products, which could make it more difficult for us to operate our business. From time to time we may be subject to claims of infringement, misappropriation or other violation of patents or other intellectual property rights and related litigation, and, if we gain greater recognition in the market, we face a higher risk of being the subject of these types of claims. We may also be subject to claims that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property. Regardless of their merit, responding to such claims can be time consuming, can divert management’s attention and resources, and may cause us to incur significant expenses in litigation or settlement, and we cannot be certain that we would be successful in defending against any such claims in litigation or other proceedings. If we do not successfully defend or settle an intellectual property claim, we could be liable for significant monetary damages and could be prohibited from continuing to use certain technology, business methods, content or brands, and from making, selling or incorporating certain components or intellectual property into the products we offer, which could hinder our ability to develop, engineer and market our products. As a result, we could be forced to redesign our products and/or to establish and maintain alternative branding for our products. To avoid litigation or being prohibited from marketing or selling the relevant products, we could seek a license from the applicable third party, which could require us to pay significant royalties, licensing fees or other payments, increasing our operating expenses. If a license is not available at all or not available on reasonable terms, we may be required to develop or license a non-violating alternative, either of which could be infeasible or require significant effort and expense. If we cannot license or develop a non-violating alternative, we would be forced to limit or stop sales of our products and may be unable to effectively compete. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the trading price of our Class A common stock. Any of these results could have a material adverse effect on our business, financial condition and results of operations. Finally, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity and diversion of resources and management attention, any of which could have a material adverse effect on our business, financial condition and results of operations. See “—Risks Related to Litigation and Regulation—We may be subject to periodic litigation, regulatory proceedings and enforcement actions, which could have a material adverse effect on our business, financial condition and results of operations.”
Risks Related to Information Technology and Privacy
Failure to effectively utilize information technology systems or implement new technologies could disrupt our business or reduce our sales or profitability.
We rely extensively on various IT systems, including data centers, hardware, software and applications to manage many aspects of our business, including to operate and provide our products, to process and record transactions, to enable effective communication systems, to track inventory flow, to manage logistics, to maintain security clearance and to generate performance and financial reports. We are dependent on the integrity, security and consistent operations of these systems and related back-up systems. Our computer and IT systems and the third-party systems we rely upon are also subject to damage or interruption from a number of causes, including power outages; computer and telecommunications failures; computer viruses, malware, phishing or distributed denial-of-service attacks; security breaches; cyberattacks; catastrophic natural events such as fires, floods, earthquakes, tornadoes, hurricanes; acts of war or terrorism; and design or usage errors by our employees or contractors.
Compromises, interruptions or shutdowns of our systems, including those managed by third parties, whether intentional or inadvertent, could lead to delays in our business operations and, if significant or extreme, could have a material adverse effect on our business, financial condition and results of operations.

From time to time, our systems require modifications and updates, including by adding new hardware, software and applications, maintaining, updating or replacing legacy programs, integrating new service providers and adding enhanced or new functionality. Although we are actively selecting systems and vendors and implementing procedures to enable us to maintain the integrity of our systems when we modify them, there are inherent risks associated with modifying or replacing systems, and with new or changed relationships, including accurately capturing and maintaining data, realizing the expected benefit of the change and managing the potential disruption of the operation of the systems as the changes are implemented. Potential issues associated with implementation of these technology initiatives could reduce the efficiency of our operations in the short term. In particular, we also depend on our IT systems to maintain compliance with certain IT policies affecting our contracts with government customers. The failure of our IT systems and the third party systems we rely on to perform as designed, or our failure to implement and operate them effectively, could disrupt our business and/or subject us to liability and could have a material adverse effect on our business, financial condition and results of operations.
Unauthorized disclosure of personal or sensitive data or confidential information, whether through a breach of our computer system or otherwise, could have a material adverse effect on our business, financial condition and results of operations.
Under law, we are required to collect, receive, use and store personal information of our employees. Despite the security measures we have in place, our campuses and systems, and those of third parties with which we do business, may be vulnerable to security breaches, acts of vandalism and theft, computer viruses, misplaced or lost data, programming and/or human errors or other similar events, and there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this type of confidential information and personal data. Electronic security attacks designed to gain access to personal, sensitive or confidential information data by breaching mission critical systems of large organizations are constantly evolving, and high profile electronic security breaches leading to unauthorized disclosure of confidential information or personal data have occurred recently at a number of major U.S. companies.
Attempts by computer hackers or other unauthorized third parties to penetrate or otherwise gain access to our computer systems or the systems of third parties with which we do business through fraud or other means of deceit, if successful, may result in the misappropriation of personal information, data, check information or confidential business information. Hardware, software or applications we utilize may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. In addition, our employees, contractors or third parties with which we do business or to which we outsource business operations may attempt to circumvent our security measures in order to misappropriate such information and data, and may purposefully or inadvertently cause a breach or other compromise involving such information and data. Despite advances in security hardware, software and encryption technologies, the methods and tools used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. We are implementing and updating our processes and procedures to protect against unauthorized access to, or use of, secured data and to prevent data loss. However, the ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems, procedures, controls and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches, misappropriating of confidential information or misuses of personal data.
Despite our precautions, an electronic security breach in our systems (or in the systems of third parties with which we do business) that results in the unauthorized release of personally identifiable information regarding employees or other individuals or other sensitive data have occurred and could lead to serious disruption of our operations, financial losses from remedial actions, loss of business or potential liability, including possible punitive damages. As a result, we could be subject to demands, claims and litigation by private parties and investigations, related actions and penalties by regulatory authorities. In addition, we could incur significant costs in notifying affected persons and entities and otherwise complying with the multitude of foreign, federal, state and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information. Finally, any perceived or actual unauthorized access to, or use or disclosure of, such information could harm our reputation, substantially impair our ability to attract and retain customers and could have a material adverse effect on our business, financial condition and results of operations.
In addition, as the regulatory environment relating to obligations to protect such sensitive data becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could result in additional costs, and a material failure on our part to comply could subject us to fines or other regulatory sanctions and potentially to lawsuits. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Increased cybersecurity requirements, vulnerabilities, including data security breaches, ransomware or computer viruses, threats and more sophisticated and targeted computer crimes pose a risk to our systems, networks, products and data, as well as our reputation, which could have a material adverse effect on our business, financial condition and results of operations.
The proper functioning of our IT system is critical to the successful operation of our business. Increased global cybersecurity vulnerabilities, threats, computer viruses and more sophisticated and targeted cyberattacks such as ransomware, as well as cybersecurity failures resulting from human error, technological errors and natural disasters, including those from events that are wholly or partially beyond our control, pose a risk to our security and the security of our customers’, partners’, suppliers’ and third-party service providers’ infrastructure, products, systems and networks and the confidentiality, availability and integrity of our and our customers’ data, as well as associated financial risks. We have experienced such incidents in the past, including a ransomware attack that (i) temporarily interrupted certain manufacturing and back-office systems, which have not had a material impact on our operations, (ii) required us to incur immaterial remediation and recovery costs, and (iii) resulted in the limited exfiltration of limited personal and proprietary information. As the perpetrators of such attacks become more capable (including sophisticated state or state-affiliated actors), and as critical infrastructure increasingly becomes digitized, the risks in this area continue to grow.
A significant cyberattack, such as an attack on power grids or power plants (even if such an attack does not involve our products or systems), could pose broader disruptions and adversely affect our business such as by negatively impacting our operations or resulting in financial or reputational damage. We have also observed an increase in third-party breaches and ransomware attacks at suppliers, service providers and software providers, and our efforts to mitigate adverse effects on us if this trend continues may not be successful in the future. The large number of suppliers that we work with requires significant effort for the initial and ongoing verification of the effective implementation of cybersecurity requirements by suppliers. The increasing degree of interconnectedness and shared liability between us and our partners, suppliers and customers also poses a risk to the security of our network as well as the larger ecosystem in which we operate. There can be no assurance that our various cybersecurity measures, including employee training, monitoring and testing, performing security reviews, requiring business partners with connections to our network to appropriately secure their IT systems and maintenance of protective systems and contingency plans, will be sufficient to prevent, detect and limit the impact of cyberattacks, and we remain vulnerable to known or unknown threats. For example, we outsource certain cybersecurity functions and will continue to look for opportunities to utilize managed security service providers, and such arrangements will increase our overall cyber risk given the degree of our interconnectedness with the providers and the potential impact on our outsourced functions that could be caused by an attack on such a provider.
In addition to existing risks from the integration of digital technologies into our business portfolio, the adoption of new technologies in the future may also increase our exposure to cybersecurity breaches and failures. An unknown vulnerability or compromise could potentially impact the security of our software or connected products and lead to the misuse or unintended use of our products, loss of our intellectual property, misappropriation of sensitive, confidential or personal data, safety risks or unavailability of products.
A significant cybersecurity incident or other information technology disruption could lead to extended business interruptions, delays in providing products and solutions, contractual liabilities and substantial remediation costs. In addition to the direct impacts of a cyberattack or other information technology disruption, we could experience prolonged downtime of critical systems, delays in fulfilling customer orders or disruptions in our supply chain and manufacturing operations. Such incidents may require us to provide financial credits or other remedies to customers under contractual service level agreements, leading to additional unplanned expenses. Recovery efforts may involve significant costs related to forensic investigations, remediation of systems, engagement of third-party experts and consultants, enhanced security measures, legal fees and regulatory compliance obligations. Extended recovery periods could also impair our relationships with key customers, resulting in the loss of future business opportunities. Any such event could have a materially adverse effect on our business, financial condition and results of operations.
Furthermore, we rely on software, hardware and other material components from a number of third parties to manufacture our products. If a material cyber incident impacting a supplier were to result in its prolonged inability to manufacture and/or ship such components, this could impact our ability to manufacture our products. In addition, third-party sourced software components, malicious code or a critical vulnerability emerging within such software could expose our customers to increased cyber risk. Any such impact could result in financial or reputational damage, as well as expose us to litigation and regulatory enforcement actions, which could have a material adverse effect on our business, financial condition and results of operations.

Failure to comply with current or future federal, state and foreign laws and regulations and industry standards relating to privacy, data protection, advertising and consumer protection could have a material adverse effect on our business, financial condition and results of operations.
We are subject to various laws, regulations and industry standards governing privacy, data protection, marketing, advertising and consumer protection, including laws and regulations and certain industry standards governing the collection, use, processing retention, sharing and security of consumer data. These requirements continue to evolve and expand, and may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices, including in connection with the California Consumer Privacy Act and similar state privacy laws that have proliferated in recent years. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, standards, requirements and obligations.
Any failure or perceived failure to comply with our privacy policies or with any federal or state privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection or any security incident or breach involving the misappropriation, loss or other unauthorized processing, use or disclosure of sensitive or confidential consumer or other personal information, whether by us, one of our third-party service providers or vendors or another third party, could have a material adverse effect on our business, financial condition and results of operations, including our reputation and customer and employee relationships.
We cannot assure you that our vendors or other third-party service providers with access to our or our customers’ or employees’ personally identifiable and other sensitive or confidential information in relation to which we are responsible will not breach contractual obligations imposed by us, or that they will not experience data security breaches, which could have a corresponding effect on our business, including putting us in breach of our obligations under privacy laws and regulations and/or which could in turn adversely affect our business, results of operations and financial condition. We also cannot assure you that our contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, use, storage and transmission of such information. We may also be contractually required to indemnify and hold harmless third parties from the costs and consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
Future changes in legislation and regulation in the United States governing or related to information technologies, data privacy laws, domestic manufacturing or the development of new power plants and T&D networks could disrupt our customers’ markets resulting in declines in sales volume and prices of our products, which could have a material adverse effect on our business, financial condition and results of operations.
Various laws and governmental regulations, both in the United States and abroad, governing or related to information technologies, data privacy laws, domestic manufacturing or the development of new power plants and T&D networks remain largely unsettled, even in areas where there has been some legislative action. Many of our customers are currently benefiting from provisions of the CHIPS and Science Act and the Inflation Reduction Act and we are benefiting from trade policies that encourage or require the purchase of electronic components made by U.S. companies in North America. Additionally, we benefit from regulations prohibiting the use of products made by companies domiciled in or controlled by citizens of the People’s Republic of China in critical U.S. infrastructure. If these provisions or policies changed, it could have a material adverse effect on our business, financial condition and results of operations.

The implementation of new information systems and enhancements to our current systems may be costly and disruptive to our operations.
Our implementation of new information systems and enhancements to current systems are costly and have in the past and may in the future be disruptive to our operations. As our industry develops, using advancements in technology, such as AI, or failing to, could have a material adverse effect on our business, financial condition and results of operations. Problems, disruptions, delays or other issues in the design and implementation of these systems or enhancements have in the past and could in the future adversely impact our forecasting and planning abilities, and our ability to process customer orders, ship products, provide service and support to our customers, bill and collect in a timely manner from our customers, fulfill contractual obligations, accurately record and transfer information, recognize revenue, file securities, governance and compliance reports in a timely manner or otherwise run our business. If we are unable to successfully design and implement these new systems, enhancements and processes as planned, if the length of time or costs are greater than anticipated, if they result in further disruptions, or if they do not operate as anticipated, our business, results of operations and financial condition could be materially adversely effected. Additionally, the benefits of these new systems may not be realized until they are fully implemented and testing has been completed.
Financial, Tax, and General Risks
We may elect not to purchase insurance for certain business risks and expenses and, for the insurance coverage we have in place, such coverage may not address all of our potential exposures or, in the case of substantial losses, may be inadequate to cover such losses.
We may elect not to purchase insurance for certain business risks and expenses, such as claimed intellectual property infringement, where we believe we can adequately address the anticipated exposure or where insurance coverage is either not available at all or not available on a cost-effective basis. In addition, product liability and product recall insurance coverage is expensive and may not be available on acceptable terms, in sufficient amounts, or at all. We may be named as a defendant in product liability or other lawsuits asserting potentially large claims if an accident occurs at a location where our products have been or are being used. For those policies that we do have, insurance coverage may be inadequate in the case of substantial losses, or our insurers may refuse to cover us on specific claims. Losses not covered by insurance could be substantial and unpredictable and could adversely impact our financial condition and results of operations. If we are unable to maintain our portfolio of insurance coverage, whether at an acceptable cost or at all, or if there is an increase in the frequency or damage amounts claimed against us, it could have a material adverse effect on our business, financial condition and results of operations.
Volatility in currency exchange rates could have a material adverse effect on our business, financial condition and results of operations.
As a result of our global manufacturing and supply chain, we generate and incur a portion of our expenses in currencies other than the U.S. dollar. Our business is subject to foreign currency exchange rate fluctuations, particularly with respect to the Mexican peso. Changes in the value of currencies of the countries in which we do business relative to the value of the U.S. dollar could affect our ability to sell products competitively and control our cost structure, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, we are subject to foreign exchange translation risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. As the U.S. dollar fluctuates against other currencies in which we transact business, revenue and income can be impacted, including revenue decreases due to unfavorable foreign currency impacts. Strengthening of the U.S. dollar relative to the Mexican peso and the currencies of the other countries in which we do business could materially and adversely affect our ability to compete in international markets and our sales growth in future periods. In addition, we may be unable to hedge the effects of foreign exchange rate and interest rate changes in a cost-effective manner. Any of these risks could have a material adverse effect on our business, financial condition and results of operations.

Future material impairments in the value of our long-lived assets, including goodwill, could have a material adverse effect on our business, financial condition and results of operations.
We review our long-lived assets, including identifiable intangible assets, goodwill and property, plant and equipment for impairment at least annually. All long-lived assets are reviewed when there is an indication that impairment may have occurred. Changes in market conditions or other changes in the outlook of value may lead to impairment charges in the future. In addition, we may sell assets that we determine are not critical to our strategy. Future events or decisions may lead to asset impairments or related charges. Certain non-cash impairments may result from a change in our strategic goals, business direction or other factors relating to the overall business environment. Material impairment charges could have a material adverse effect on our business, financial condition and results of operations.
Changes in tax laws or regulations that are applied adversely to us or our customers could materially adversely affect our business, financial condition and results of operations.
Changes in corporate tax rates, tax incentives for certain energy projects, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, the deductibility of expenses, and other aspects of tax law under future tax reform legislation or regulatory guidance (including from the IRS) could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years and could increase our future tax expense, which could have a material adverse effect on our business, financial condition and results of operations.
Our tax burden could increase as a result of ongoing or future tax audits.
We are subject to the examination of our tax returns and tax audits by tax authorities (including the IRS). Tax authorities may not agree with our interpretation of applicable tax laws and regulations. As a result, such tax authorities may assess additional tax, interest and penalties. We regularly assess the likely outcomes of these audits and other tax disputes to determine the appropriateness of our tax provision and establish reserves for material, known tax exposures. However, the calculation of such tax exposures involves the application of complex tax laws and regulations in many jurisdictions. Therefore, there can be no assurance that we will accurately predict the outcomes of any tax audit or other tax dispute or that issues raised by tax authorities will be resolved at a financial cost that does not exceed our related reserves. As such, the actual outcomes of these disputes and other tax audits could have a material adverse effect on our business, financial condition and results of operations.
Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations and could adversely affect our financial flexibility and our competitive position.
As of June 30, 2026, no amounts were outstanding under the Revolving Facility, and $598.5 million was outstanding under the Term Loan Facility. Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our indebtedness could have other important consequences to you and significant effects on our business. For example, it could:
•increase our vulnerability to adverse changes in general economic, industry and competitive conditions;
•require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and other general corporate purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•restrict us from exploiting business opportunities;
•make it more difficult to satisfy our financial obligations, including payments on our indebtedness;
•place us at a disadvantage compared to our competitors that have less debt;
•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy, or other general corporate purposes;
•expose us to interest rate fluctuations because the interest on the Senior Credit Facilities is imposed, and on the debt under any future debt agreement may be imposed, at variable rates; and
•require us to sell assets to reduce debt or influence our decision about whether to do so.

In addition, the Senior Credit Agreement contains, and our other agreements evidencing or governing our current or future indebtedness may contain, restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants is not fully within our control and could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness and have a material adverse effect on our business, financial condition and results of operations.
We and our subsidiaries have the ability to incur more indebtedness. Incurring additional debt could further intensify the risks described above.
We may incur additional debt in the future and the terms of the Senior Credit Facilities will not fully prohibit us and our subsidiaries, as applicable, from doing so. We have the ability to draw upon our $250 million Revolving Facility. The amount of the Term Loan Facility and the Revolving Facility may be increased if we meet certain conditions, and we may amend the terms of our debt to permit the incurrence of additional debt from time to time. If new debt is added to our current debt levels, the related risks that we now face could intensify and we may not be able to meet all our respective debt obligations. Increased leverage may also have a material adverse effect on our business, financial condition and results of operations.
Our indebtedness may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.
The Senior Credit Agreement contains, and the agreements evidencing or governing any future indebtedness may contain, financial restrictions on us and our restricted subsidiaries, including restrictions on our or our restricted subsidiaries’ ability to, among other things:
•place liens on our or our restricted subsidiaries’ assets;
•make investments other than permitted investments;
•incur additional indebtedness;
•prepay or redeem certain indebtedness;
•merge, consolidate or dissolve;
•sell assets;
•engage in transactions with affiliates;
•change the nature of our business;
•change our or our subsidiaries’ fiscal year or organizational documents; and
•make restricted payments (including certain equity issuances).
In addition, the Senior Credit Agreement includes a springing financial covenant for the benefit of the Revolving Facility that will be tested on the last day of any fiscal quarter only if the aggregate outstanding amount of revolving credit borrowings under the Senior Credit Agreement (excluding, for the avoidance of doubt, all undrawn letters of credit) exceeds 40% of the aggregate amount of revolving credit commitments as of the last day of such fiscal quarter, commencing (if applicable) with June 30, 2026. If such condition is met, the financial covenant requires us to maintain a ratio of consolidated net first lien debt to Consolidated Adjusted EBITDA (as defined under the Senior Credit Agreement) no greater than 7.50 to 1.00 on the last day of such fiscal quarter.
A failure by us or our subsidiaries to comply with the covenants contained in the agreements governing our indebtedness could result in an event of default under such indebtedness, which could adversely affect our ability to respond to changes in our business and manage our operations. Additionally, a default by us under the agreements governing our indebtedness or an agreement governing any future indebtedness may trigger cross-defaults under any future agreements governing our indebtedness. Upon the occurrence of an event of default or cross-default under any of the present or future agreements governing our indebtedness, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreements. If any of our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our business, financial condition and results of operations, including on our ability to continue to operate as a going concern.

We may not be able to raise additional capital to execute our current or future business strategies on favorable terms, if at all, or without dilution to our stockholders, which could have a material adverse effect on our business, financial condition and results of operations.
We expect that we may need to raise additional capital to execute our current or future business strategies. However, we do not know what forms of financing, if any, will be available to us. Some financing activities in which we may engage could cause your equity interest in us to be diluted, which could cause the value of your stock to decrease. If financing is not available on acceptable terms, if and when needed, our ability to fund and expand our operations, develop and enhance our products, respond to unanticipated events, including unanticipated opportunities, or otherwise respond to competitive pressures would be significantly limited. Any such event could have a material adverse effect on our business, financial condition and results of operations, and we may be unable to continue our operations.
Risks Related to Our Organizational Structure
We are a holding company and our principal asset is an indirect interest in Opco, and accordingly, we are dependent upon Opco and its consolidated subsidiaries for our results of operations, cash flows and distributions.
Following completion of the Up-C Transactions, we became a holding company with no material assets other than our indirect ownership of the Opco LLC Interests. As such, we have no independent means of generating revenues or cash flow, and our ability to pay our taxes and operating expenses, including to satisfy our obligations under the Tax Receivable Agreement, or declare and pay dividends in the future, if any, depends upon the results of operations and cash flows of Opco and its consolidated subsidiaries and distributions we receive from Opco. There can be no assurance that our subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions will permit such distributions. Furthermore, so long as the Tax Receivable Agreement is outstanding and in effect, any distributions we receive from Opco may only be used by us to meet our obligations under the Tax Receivable Agreement and to pay our taxes and other legal compliance obligations and for no other purpose.
Though no assurances can be provided, we anticipate that Opco will continue to be treated as a partnership (and not as a “publicly traded partnership,” within the meaning of Section 7704(b) of the Code, subject to tax as a corporation) for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of the Opco LLC Interests. Accordingly, we and our subsidiaries will be required to pay income taxes on our allocable share of any net taxable income of Opco. Further, Opco and its subsidiaries may, absent an election to the contrary (which we may not make), be subject to material liabilities pursuant to the partnership audit rules enacted pursuant to the Bipartisan Budget Act of 2015 and related guidance if, for example, its calculations of taxable income are incorrect. Pursuant to these rules, Opco may be liable for underpayments of taxes attributable to the equity interests of Forgent Parent I LP, Forgent Parent II LP, Forgent Parent III LP, and Forgent Parent IV LP (collectively, the "Continuing Equity Owners"), historic equity holders of Opco from periods before the IPO, in which case we may indirectly economically bear a portion of such taxes (including any applicable penalties and interest) even though we did not economically benefit from the income giving rise to such taxes. Further, we will be responsible for the unpaid tax liabilities of the corporate entities we acquire as part of the Up-C Transactions, including for the taxable year (or portion thereof) of such entities ending on the date of the IPO. To the extent that we need funds and Opco and its subsidiaries are restricted from making such distributions, under applicable law or regulation, or as a result of covenants in the credit agreements of Opco and its subsidiaries, we may not be able to obtain such funds on terms acceptable to us or at all which as a result could have a material adverse effect on our business, financial condition and results of operations.

Under the terms of the Opco LLC Agreement, Opco is obligated, subject to various limitations and restrictions, including with respect to our debt agreements, to make tax distributions to holders of Opco LLC Interests, including us. In addition to tax expenses, we will also incur expenses related to our operations, including payments under the Tax Receivable Agreement, which we expect could be significant. We intend, as its indirect managing member, to cause Opco to make cash distributions to the holders of Opco LLC Interests in an amount sufficient to (i) fund all or part of their tax obligations in respect of taxable income allocated to them and (ii) cover payments under the Tax Receivable Agreement, and to cause Opco to fund our other operating expenses. However, Opco’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which Opco or its subsidiaries are then a party, including debt agreements, or any applicable law, or that would have the effect of rendering Opco insolvent. If we do not have sufficient funds to pay taxes or other liabilities, or to fund our operations (including, if applicable, as a result of an acceleration of our obligations under the Tax Receivable Agreement), we may have to borrow funds, which could materially and adversely affect our liquidity and financial condition, and subject us to various restrictions imposed by any lenders of such funds. To the extent we are unable to make timely payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement resulting in the acceleration of payments due under the Tax Receivable Agreement. In addition, if Opco does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired.
As a result of (a) potential differences in the amount of net taxable income allocable to us and to Opco’s other limited liability interest holders, (b) the lower tax rate applicable to corporations as opposed to individuals, and (c) certain tax benefits that we anticipate from (i) future purchases or redemptions of Opco LLC Interests from the Continuing Equity Owners, (ii) payments under the Tax Receivable Agreement and (iii) any acquisition of interests in Opco from other stockholders in connection with the consummation of the Up-C Transactions, these tax distributions may be in amounts that exceed our tax liabilities. We expect to use any excess cash so accumulated for the payment of obligations under the Tax Receivable Agreement. We will have no obligation to distribute such cash (or other available cash) to our holders of our Class A common stock. We may hold such excess cash, which may result in shares of our Class A common stock increasing in value relative to the value of Opco LLC Interests. As a result, the Existing Opco LLC Owners, as the holders of Opco LLC Interests, may benefit from any value attributable to such cash balances if they acquire shares of Class A common stock in exchange for their Opco LLC Interests, notwithstanding that such holders may have participated previously as holders of Opco LLC Interests in distributions that resulted in such excess cash balances.
We will be required to make payments under the Tax Receivable Agreement and the amounts of such payments could be significant.
Under the Tax Receivable Agreement, we are required to make cash payments to the TRA Participants equal to a percentage of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of certain circumstances, including future exchanges or redemptions of Opco LLC Interests (calculated using certain assumptions). We are required to make payments to the TRA Participants under the Tax Receivable Agreement in respect of any tax year to the extent tax benefits are realized, or in certain circumstances deemed to be realized, in that tax year as a result of the specified circumstances (calculated using certain assumptions), even if all of the Existing Opco LLC Owners exchange or redeem their Opco LLC Interests, and the payments under the Tax Receivable Agreement are not conditioned upon continued ownership of our stock by the Existing Opco LLC Owners. The payment obligations under the Tax Receivable Agreement are obligations of Forgent Power Solutions and not of Opco. There is no maximum term for the Tax Receivable Agreement and the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired, subject to certain.
We expect that the amount of the cash payments we will be required to make under the Tax Receivable Agreement will be substantial. The actual amounts we will be required to pay under the Tax Receivable Agreement and the actual amount of deferred tax assets and related liabilities that we will recognize as a result of any such future exchanges or redemptions will differ from current expectations based on, among other things: (a) the amount and timing of future exchanges or redemptions of the Opco LLC Interests, as applicable, and the extent to which such exchanges or redemptions are taxable; (b) the price per share of our Class A common stock at the time of the exchanges or redemptions; (c) the amount and timing of future income against which to offset the tax benefits; and (d) the tax rates then in effect. Absent a termination event pursuant to the terms of the Tax Receivable Agreement and assuming no material changes in the relevant tax laws, we expect our obligation to make cash payments under the Tax Receivable Agreement would continue for more than fifteen years after all of the Existing Opco LLC Owners exchange or redeem all of their Opco LLC Interests.

Any payments made by us to the TRA Participants under the Tax Receivable Agreement will not be available for reinvestment in our business and will generally reduce the amount of overall cash flow that might have otherwise been available to us. Furthermore, if we experience a change of control (as defined under the Tax Receivable Agreement), which includes, among other things, certain mergers, asset sales, and other forms of business combinations, the Tax Receivable Agreement will obligate us to make an immediate payment, which may be significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the payment relates. This payment obligation could (i) make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreement and (ii) result in holders of our Class A common stock receiving substantially less consideration in connection with a change of control transaction than they would receive in the absence of such obligation.
Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the TRA Participants that will not benefit certain holders of our Class A common stock to the same extent that it will benefit the TRA Participants.
Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the TRA Participants that will not benefit certain holders of our Class A common stock to the same extent that it will benefit the TRA Participants. The Tax Receivable Agreement provides for the payment by us to the TRA Participants of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of the tax attributes subject to the Tax Receivable Agreement. Although we will generally retain approximately 15% of the amount of such tax benefits we actually realize, this and other aspects of our organizational structure may adversely impact the future trading market for the Class A common stock.
Additionally, we are a holding company and have no material assets other than our ownership of Opco LLC Interests. As a consequence, our ability to declare and pay dividends to the holders of our Class A common stock is subject to the ability of Opco to provide distributions to us and the restrictions in our other organizational documents. If Opco makes such distributions, the TRA Participants that hold Opco LLC Interests (i.e., the Existing Opco LLC Owners) will be entitled to receive equivalent distributions from Opco on a pro rata basis. However, because we must pay taxes, make payments under the Tax Receivable Agreement, and pay our expenses, amounts ultimately distributed as dividends to holders of our Class A common stock are expected to be less on a per share basis than the amounts distributed by Opco to such TRA Participants on a per unit basis. This feature and other aspects of our organizational structure may adversely impact the future trading market for our Class A common stock.
As a result of the Tax Receivable Agreement, interests of the Continuing Equity Owners may conflict with those of other holders of our Class A common stock.
Our organizational “Up-C” structure, including the Tax Receivable Agreement, may confer certain benefits upon certain of the Continuing Equity Owners that will not benefit the holders of our Class A common stock to the same extent. Certain of the Continuing Equity Owners may receive payments from us under the Tax Receivable Agreement upon any redemption or exchange of their Opco LLC Interests, including in connection with a change of control transaction. Furthermore, so long as the Tax Receivable Agreement is outstanding and in effect, any distributions we receive from Opco may only be used by us to meet our obligations under the Tax Receivable Agreement and to pay our taxes and other legal compliance obligations and for no other purpose. As a result, the interests of such Continuing Equity Owners may conflict with the interests of holders of our Class A common stock. For example, the Continuing Equity Owners could be entitled to a substantial termination payment under the Tax Receivable Agreement in connection with a change of control transaction which could impact their support for a change of control transaction and their view of the appropriateness of the consideration received for our Class A common stock. In addition, the structuring of future transactions may take into consideration tax or other considerations of such Continuing Equity Owners even in situations where no similar considerations are relevant to us.
In certain circumstances, Opco will be required to make tax distributions to the Company and to the Existing Opco LLC Owners, and the distributions that Opco will be required to make may be substantial.
Funds used by Opco to satisfy its tax distribution obligations to the Existing Opco LLC Owners will not be available for reinvestment in our business. Moreover, the tax distributions that Opco will be required to make may be substantial and will likely exceed (as a percentage of Opco’s net income) the overall effective tax rate applicable to a similarly situated corporate taxpayer.

As a result of potential differences in the amount of net taxable income allocable to us and to the Existing Opco LLC Owners, as well as the use of an assumed tax rate in calculating Opco’s tax distribution obligations to the Existing Opco LLC Owners, we may receive distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement. To the extent, as currently expected, we do not or cannot distribute such cash balances as dividends on shares of our Class A common stock and instead hold such cash balances, the Existing Opco LLC Owners would benefit from any value attributable to such accumulated cash balances as a result of their ownership of Class A common stock following an exchange of their Opco LLC Interests for such Class A common stock.
In certain cases, payments under the Tax Receivable Agreement to the TRA Participants may be accelerated or significantly exceed any actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.
Under the Tax Receivable Agreement, if we exercise our right to terminate the Tax Receivable Agreement early, certain changes of control occur or we breach any of our material obligations under the Tax Receivable Agreement, our obligations under the Tax Receivable Agreement to make payments would be accelerated and based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement.
As a result of the foregoing, we could be required to make payments that are greater than 85% of the actual cash tax benefits that we realize in respect of the tax attributes subject to the Tax Receivable Agreement or that are prior to the actual realization, if any, of such future tax benefits. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity. Changes in law or changes in tax rates following the date of acceleration may also result in payments being made in excess of the future tax benefits, if any. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control or reducing the proceeds directly or indirectly attributable to the holders of our Class A common stock in connection with such transactions. There can be no assurance that we will be able to fund or finance our obligations under the Tax Receivable Agreement. We may need to incur debt to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise.
We will not be reimbursed for any payments made to the beneficiaries under the Tax Receivable Agreement in the event that any purported tax benefits are subsequently disallowed by the IRS.
If the IRS or a state, local or foreign taxing authority challenges the tax attributes or tax positions that give rise to payments under the Tax Receivable Agreement and the tax savings that gave rise to such payments are subsequently deferred or disallowed, the recipients of payments under the Tax Receivable Agreement will not reimburse us for any payments we previously made to them. Moreover, such challenges by the IRS or a state, local or foreign taxing authority may take years to resolve. Any such disallowance would be factored into the determination of future payments under the Tax Receivable Agreement and may, therefore, reduce the amount of any such future payments. Nevertheless, if the claimed tax benefits from the Basis Adjustments and/or deductions are disallowed, our payments under the Tax Receivable Agreement could exceed our actual tax savings, and we may not be able to recoup payments under the Tax Receivable Agreement that were calculated on the assumption that the disallowed tax savings were available, which could have a material adverse effect on our business, financial condition and results of operations.
The applicable U.S. federal income tax rules for determining applicable tax benefits we may claim are complex and factual in nature, and there can be no assurance that the IRS or a court will not disagree with our tax reporting positions. As a result, payments could be made under the Tax Receivable Agreement significantly in excess of any actual cash tax savings that we realize in respect of such tax attributes.

If Opco were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we and Opco might be subject to potentially significant tax inefficiencies.
We intend to operate such that Opco does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is a partnership the interests of which are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. A publicly traded partnership is generally taxable as a corporation for U.S. federal income tax purposes, unless 90% or more of such partnership’s gross income consists of certain passive-type qualifying income, such as interest, dividends and real property rents. Under certain circumstances, redemptions of Opco LLC Interests pursuant to the redemption right, or other transfers of Opco LLC Interests, could cause Opco to be treated as a publicly traded partnership. Applicable U.S. Treasury regulations provide for certain safe harbors from treatment as a publicly traded partnership. We generally intend to operate such that redemptions or other transfers of Opco LLC Interests qualify for one or more such safe harbors or are otherwise restricted in a manner that is intended to prevent Opco from becoming a publicly traded partnership for U.S. federal income tax purposes, though no assurances can be provided.
If Opco were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, significant tax inefficiencies might result for us and for Opco, including as a result of any inability to file a consolidated U.S. federal income tax return with Opco.
Risks Related to Ownership of Our Class A Common Stock
We recently ceased to be a “controlled company” within the meaning of the NYSE listing rules and accordingly, we are, subject to certain transition periods permitted by the NYSE listing rules, no longer able to rely on exemptions from corporate governance requirements that are available to controlled companies.
We ceased to be a “controlled company” within the meaning of the NYSE corporate governance standards effective as of July 6, 2026. Previously as a controlled company, more than 50% of our voting power in the election of directors was held by an individual, group or another company and we were able to elect not to comply with NYSE governance requirements for a majority of our board of directors to consist of independent directors and for our nominating and corporate governance committee and compensation committee to not be composed solely of independent directors. We intend to comply with the NYSE corporate governance standards as required, which require us to have at least one independent director on each of our nominating and corporate governance and compensation committees as of the status change, at least a majority of independent directors on those committees within 90 days after the status change, and fully independent nominating and corporate governance committee and compensation committee within one year (i.e., by July 6, 2027). We will also be required to have a majority independent board of directors by July 6, 2027, and to perform an annual performance evaluation of our nominating and corporate governance and compensation committees. To the extent we rely, during our controlled company transition period through July 6, 2027, on any of the exemptions from corporate governance requirements that are available to controlled companies, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance standards. Additionally, now that we are no longer a controlled company, our business may be more likely to be disrupted by persons seeking to influence or effect a change of control, change of management or change in governance. Any such disruptions to our business could have a material adverse effect on our operations and financial results.

Neos has significant influence over us. In addition, Neos’s interests may conflict with our interests and the interests of other stockholders.
As of September 8, 2026, Neos beneficially owned, directly and indirectly through its control of the Continuing Equity Owners, approximately 37.2% of the voting power of our common stock. As long as Neos owns or controls a significant percentage of our outstanding voting power, they will have the ability to significantly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment to our organizational documents, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. Neos’s influence over our management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our Class A common stock to decline or prevent stockholders from realizing a premium over the market price for our Class A common stock. Because our amended and restated certificate of incorporation contains provisions that have the same effect as Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”) regulating certain business combinations with interested stockholders, but provides that Neos does not constitute an interested stockholder so long as it directly or indirectly beneficially owns 35% or more of the voting power of our then-outstanding voting stock, Neos will be able to transfer shares of Class A common stock to a third party without the approval of our board of directors or other stockholders, which may limit the price that investors are willing to pay in the future for shares of our Class A common stock.
Neos’s interests may not align with our interests as a company or the interests of our other stockholders. Accordingly, Neos could cause us to enter into transactions or agreements of which you would not approve or make decisions with which you would disagree. Further, Neos is in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Neos may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In recognition that principals, members, directors, managers, partners, stockholders, officers, employees and other representatives of Neos and their affiliates and investment funds may serve as our directors or officers, our amended and restated certificate of incorporation provides, among other things, that none of Neos or any of its principals, members, directors, managers, partners, stockholders, officers, employees or other representatives has any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business that we do. In the event that any of these persons or entities acquires knowledge of a potential transaction or matter which may be a corporate opportunity for itself and us, we will not have any expectancy in such corporate opportunity, and these persons and entities will not have any duty to communicate or offer such corporate opportunity to us and may pursue or acquire such corporate opportunity for themselves or direct such opportunity to another person. So long as Neos continues to directly or indirectly own a significant amount of the voting power of our common stock, even if such amount is less than the majority thereof, Neos will continue to be able to substantially influence or effectively control our ability to enter into corporate transactions. These potential conflicts of interest could have a material adverse effect on our business, financial condition and results of operations if, among other things, attractive corporate opportunities are allocated by Neos to itself or its other affiliates.
The governance and consent rights of the Continuing Equity Owners under the Stockholders Agreement will have the effect of concentrating voting control with them for the foreseeable future, which will limit the ability of our other investors to influence corporate matters, including the election or removal of directors and the approval or rejection of any change of control transaction.
Pursuant to the Stockholders Agreement, Neos is entitled to nominate a specified number of up to five directors to our board so long as Neos beneficially owns shares of voting stock representing, in the aggregate, at least 35%. The Stockholders Agreement also provides that, until the Neos Group (as defined in the Stockholders Agreement) no longer beneficially owns shares of voting stock representing, in the aggregate, at least 25% of the voting power of our then-outstanding voting stock, certain significant corporate actions taken by the Company or its subsidiaries will require the prior written consent of the Continuing Equity Owners. These actions include, subject to certain exceptions:
•amending the rights of any member of the Neos Group under the Company’s certificate of incorporation or bylaws or amending or modifying the Company’s related party transaction policy or similar policy in a manner that disproportionately adversely affects any member of the Neos Group;
•merging or consolidating with or into any other entity, other than in connection with certain internal restructurings or intercompany transactions;
•acquiring or disposing of equity securities or assets or entering into joint ventures with a value in excess of $100 million;

•increasing or decreasing the size of the board of directors;
•issuing equity securities (i) at a price below fair market value, other than an underwritten public offering for cash, (ii) with rights that are senior to the rights of the holders of shares of our common stock, (iii) that would result in dilution of greater than 10% of our then-outstanding shares of our common stock (other than pursuant to the Company’s then-existing equity incentive plan), or (iv) that would result in the Neos Group beneficially owning less than a majority of our then-outstanding voting stock;
•incurring indebtedness for borrowed money in excess of $100 million (other than indebtedness incurred prior to the date of the IPO or pursuant to the Revolving Credit Facility);
•making a loan to any third party or purchasing any debt securities other than in connection with intercompany loans between the Company and its subsidiaries or loans to employees in the ordinary course of business consistent with past practice and approved by the board of directors;
•hiring or terminating the Company’s Chief Executive Officer;
•changing the tax classification of the Company or any of its subsidiaries; or
•changing the Company’s jurisdiction of incorporation.
We cannot assure you that our stock price will not decline or not be subject to significant volatility.
The market price of shares of Class A common stock may be subject to significant fluctuations. The price of our stock may change in response to fluctuations in our results of operations in future periods and also may change in response to other factors, including factors specific to companies in our industry, many of which are beyond our control. As a result, our share price may experience significant volatility and may not necessarily reflect the value of our expected performance and may cause our stockholders to incur losses. Among other factors that could affect our stock price are:
•changes in laws or regulations applicable to our industry or products;
•speculation about our business in the press or the investment community;
•price and volume fluctuations in the overall stock market;
•volatility in the market price and trading volume of companies in our industry or companies that investors consider comparable;
•share price and volume fluctuations attributable to inconsistent trading levels of our shares;
•our ability to protect our intellectual property and other proprietary rights and to operate our business without infringing, misappropriating or otherwise violating the intellectual property and other proprietary rights of others;
•sales of Class A common stock by us or our significant stockholders, officers, and directors;
•the expiration of contractual lock-up agreements;
•the development and sustainability of an active trading market for shares of Class A common stock;
•success of competitive products;
•the public’s response to press releases or other public announcements by us or others, including our filings with the SEC, announcements relating to litigation or significant changes to our key personnel;
•the effectiveness of our internal controls over financial reporting;
•changes in our capital structure, such as future issuances of debt or equity securities;
•our entry into new markets;
•tax developments in the United States or other markets;
•strategic actions by us or our competitors, such as acquisitions or restructurings; and
•changes in accounting principles.

Further, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations can be unrelated or disproportionate to the operating performance of those companies. In addition, the stock prices of many energy technology companies have experienced wide fluctuations that have often been unrelated to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may cause the market price of shares of Class A common stock to decline. We cannot assure you that you will be able to resell any of your shares of Class A common stock at or above the public offering price, and, as a result, you may not realize any return on your investment and may lose some or all of your investment.
Our results of operations may fluctuate from quarter to quarter, which could make our future performance difficult to predict and could cause our results of operations for a particular period to fall below expectations, resulting in a decline in the price of shares of Class A common stock.
Our quarterly results of operations are difficult to predict and may fluctuate significantly in the future. We have experienced seasonal and quarterly fluctuations in the past as a result of seasonal fluctuations in our customers’ business, such as construction trends and timing of large projects. Such fluctuations can impact the timing of orders for our products. The true extent of these fluctuations may have been masked by our recent growth rates and consequently may not be readily apparent from our historical results of operations and may be difficult to predict. Our financial performance, sales, working capital requirements and cash flow may fluctuate, and our past quarterly results of operations may not be good indicators of future performance. Any substantial decrease in revenues would have an adverse effect on our business, financial condition and results of operations, including stock price.
The price of shares of Class A common stock could decline if securities analysts or other third parties publish inaccurate or unfavorable research about us or if securities or industry analysts cease to cover us.
The trading of shares of Class A common stock is likely to be influenced by the reports and research that industry or securities analysts publish about us, our business, our market or our competitors. If one or more analysts downgrade the Class A common stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more securities or industry analysts ceases to cover us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
Future sales of shares of Class A common stock, or the perception that such sales may occur, could depress the price of shares of Class A common stock.
Sales of a substantial number of shares of Class A common stock in the public market, securities convertible into Class A common stock or the perception that such sales may occur, could depress the market price of the Class A common stock. Our amended and restated certificate of incorporation authorizes us to issue up to 2,000,000,000 shares of Class A common stock, of which 274,527,094 shares of Class A common stock are outstanding as of September 8, 2026.
The Continuing Equity Owners and their transferees are entitled to rights with respect to the registration of their shares under the Securities Act under the Registration Rights Agreement. As of September 8, 2026, the Continuing Equity Owners beneficially owned approximately 37.2% of our outstanding common stock. In fiscal 2026, the Company and the Selling Stockholders completed the IPO and three follow-on offerings of our shares of Class A common stock; and the Company and the Selling Stockholders expect to conduct additional follow-on offerings in the future. In addition, we have filed a registration statement registering under the Securities Act the shares of Class A common stock reserved for issuance under the 2026 Plan. Sales of shares of Class A common stock pursuant to these registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for you to sell shares of Class A common stock.
Delaware law and anti-takeover provisions in our governing documents may have the effect of delaying or preventing a change of control or changes in our management and may deprive our investors of the opportunity to receive a premium for their shares.
Our amended and restated certificate of incorporation and bylaws and Delaware law contains provisions that could depress the trading price of our Class A common stock by discouraging, delaying or preventing a change of control of our company or changes in our management that the stockholders of our company may believe advantageous. These provisions include:

•authorizing the issuance of “blank check” preferred stock, the terms of which are established by our board of directors without any need for action by stockholders, that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt or implement a stockholder rights plan;
•having terms that have the same effect as DGCL Section 203 but such provisions will not apply to Neos, its affiliates or transferees;
•providing for a classified board of directors with staggered, three-year terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;
•not providing for cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•limiting the ability of stockholders to call a special stockholder meeting, other than Neos so long as Neos beneficially owns at least 35% of the outstanding shares of our Class A common stock;
•prohibiting stockholders from acting by written consent, other than Neos so long as Neos beneficially owns at least 35% of the outstanding shares of our Class A common stock;
•establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and
•providing that our board of directors is expressly authorized to amend, alter, rescind or repeal our bylaws.
Together, these provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management.
Our amended and restated certificate of incorporation also provides that the Court of Chancery of the State of Delaware is the exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation provides that, unless we consent in writing in advance to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for any (i) derivative action or proceeding brought on our behalf, (ii) any action asserting a breach of fiduciary duty owed by any current or former director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against the Company or any of its directors, officers or other employees arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or our bylaws, (v) any action asserting a claim against us that is governed by the internal affairs doctrine, or (vi) any action asserting an “internal corporate claim” as defined in Section 115 of the DGCL.
Pursuant to the Exchange Act, claims or causes of action arising thereunder must be brought in federal district courts of the United States. The exclusive forum provision provides that the provision will not apply to claims or causes of action arising under the Exchange Act. Our amended and restated certificate of incorporation also provides that, unless we consent in writing to an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for the resolution of any action asserting a claim arising under the Securities Act or the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, accordingly we cannot be certain that a court would enforce such a provision. By agreeing to this provision, however, stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or other stockholders, which may discourage such lawsuits. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring an action in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to assert the validity and enforceability of our exclusive forum provisions, which may require significant additional costs associated with resolving such action in other jurisdictions, and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition and results of operations.

We do not intend to pay any cash distributions or dividends on shares of Class A common stock in the foreseeable future.
We have never declared or paid any distributions or dividends. We currently intend to retain any future earnings and do not expect to pay any cash distributions or dividends on our shares of Class A common stock in the foreseeable future. Any future determination to declare cash distributions or dividends will be made at the discretion of our board of directors, subject to applicable laws and provisions of our debt instruments and organizational documents, after taking into account our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. Furthermore, so long as the Tax Receivable Agreement is outstanding and in effect, any distributions we receive from Opco may only be used by us to meet our obligations under the Tax Receivable Agreement and to pay our taxes and other legal compliance obligations and for no other purpose. As a result, capital appreciation in the price of shares of Class A common stock, if any, may be your only source of gain on an investment in shares of Class A common stock.
If we fail to establish and maintain an effective system of integrated internal controls, we may not be able to report our financial results accurately, which could have a material adverse effect on our business, financial condition and results of operations.
Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and requires attestations of the effectiveness of internal controls by independent auditors. We would be required to perform the annual review and evaluation of our internal controls no later than for fiscal 2027. Since we no longer qualify as an emerging growth company, we are no longer exempt from the auditors’ attestation requirement. We must implement and maintain substantial control systems and procedures in order to satisfy the reporting requirements under the Exchange Act and applicable requirements, among other items. Establishing these internal controls will be costly and may divert management’s attention.
Evaluation by us of our internal controls over financial reporting may identify material weaknesses that may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of rules. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations and could also lead to a decline in the price of shares of Class A common stock.
As a public reporting company, we are subject to rules and regulations established from time to time by the SEC regarding our disclosure controls and procedures and internal control over financial reporting. If we fail to establish and maintain effective disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results, or report them in a timely manner.
As a public reporting company, we are subject to the rules and regulations established from time to time by the SEC and NYSE. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel.
In addition, as a public company, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on the effectiveness of our internal control over financial reporting commencing with our second Annual Report on Form 10-K. In addition, our independent registered public accounting firm must attest to the effectiveness of our internal control over financial matters following the phase-in period now that we are no longer an “emerging growth company.” An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. The process of reviewing and improving our internal controls is both costly and challenging and may also require substantial attention from our management team, which could negatively impact other matters that are important to our business.

If our senior management is unable to conclude that we have effective disclosure controls and procedures and internal control over financial reporting, or to certify the effectiveness of such controls, and our independent registered public accounting firm cannot render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting at such time as it is required to do so and material weaknesses in our internal control over financial reporting are identified, we could be subject to regulatory scrutiny, a loss of public and investor confidence and litigation from investors and stockholders, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in the price of shares of Class A common stock and have a material adverse effect on our business, financial condition and results of operations. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the exchange upon which our securities are listed or other regulatory authorities, which would require additional financial and management resources.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members and officers, which may divert from our business operations.
As a public company, we are subject to the reporting requirements of the Exchange Act, the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees in preparation for these heightened requirements, we may need to hire more employees in the future, which would increase our costs and expenses.
As a public company it is more expensive for us to obtain directors’ and officers’ liability insurance, and we may have to choose between reduced coverage and substantially higher costs to obtain coverage. These factors could make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee and compensation committee.
Item 1B. UNRESOLVED STAFF COMMENTS
The Company has no unresolved staff comments.
Item 1C. CYBERSECURITY
Risk Management and Strategy
Many of our business and operational processes are heavily dependent on traditional and emerging technology systems, some of which are managed by us and some of which are managed by third-party service and equipment providers. We use computerized systems to help run our financial and operational functions, including processing payment transactions, communicating with our employees and business partners, storing confidential records, and conducting operations. We recognize that these practices may subject our business to significant cybersecurity risks and potential threats. Accordingly, we have adopted processes designed to assess, identify, and manage material risks from cybersecurity threats.
We continue to focus on enhancing and integrating our broader enterprise risk management to promote a company-wide culture of cybersecurity risk management. Our information technology department works to continuously evaluate and address cyber security risks in the context of our business objectives and operational needs. Cybersecurity risk considerations are incorporated into our broader strategic planning, budgeting, and operational decision-making processes.

As part of our cybersecurity risk management process, we have implemented security measures, internal controls, systems redundancy, and third-party products and services that are designed to detect and protect against cyberattacks. We conduct periodic penetration testing and security assessments to help identify material cybersecurity risks to our critical systems and information services, and we regularly update and review such testing protocols. We conduct simulated cybersecurity incidents to ensure that we are prepared to respond to such events and to highlight areas for potential improvement in our cyber incident preparedness. We also implement periodic security awareness campaigns and simulated phishing trainings for all of our employees. We maintain a cybersecurity incident management policy and response plan that includes immediate actions to mitigate the impact of an incident and long-term strategies for remediation and prevention of future incidents. We also maintain certain cyber liability insurance coverage that may be relied upon to address certain aspects of cybersecurity risks.
Given the complexity and evolving nature of cybersecurity threats, we engage a range of external experts, including cybersecurity assessors, consultants, and auditors, in evaluating, testing, and improving our risk management systems. These engagements include evaluations, threat assessments, and consultation on security enhancements, enabling us to leverage specialized knowledge and insights beyond our internal capabilities.
We rely on various third-party service and equipment providers, and we may from time to time acquire companies with cybersecurity vulnerabilities or less mature security measures. We have implemented processes to oversee and manage cybersecurity risks associated with our use of third-party service providers. These processes include conducting security assessments of third-party vendors that are proportional to the risks presented, ideally before or soon after engagement, and periodically thereafter, in order to mitigate risks related to data breaches or other cybersecurity incidents originating from third parties.
As of the date of this report, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. We acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents, material or otherwise, remains. Despite the development and implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cybersecurity incident will not occur.
Governance
Our board of directors is aware of the critical nature of managing risks associated with cybersecurity threats and has established oversight mechanisms to ensure effective governance of these risks.
The board of directors delegated to the Audit Committee primary responsibility for the oversight of the Company's cybersecurity risks. The Audit Committee receives and assesses periodic reports and updates regarding our cybersecurity risk management from our Chief Information Officer. The reports to the Audit Committee encompass a broad range of topics, including results of internal assessments and evaluations by third parties, the current cybersecurity landscape and emerging threats, the status of ongoing cybersecurity initiatives and strategies, incident reports and lessons learned from any cybersecurity events, and compliance with regulatory requirements and industry standards. The Audit Committee relays relevant information to the full board of directors as needed and actively participates in strategic decisions related to cybersecurity, reviewing and offering guidance on major initiatives and any potentially material cybersecurity incidents.
In addition to regularly scheduled meetings, the Audit Committee maintains an ongoing dialogue with our Chief Information Officer regarding emerging or potential cybersecurity risks to support proactive and responsive board oversight.
Primary responsibility for assessing, monitoring, and managing our cybersecurity risks rests with our Chief Information Officer, who reports directly to our Chief Executive Officer. Our Chief Information Officer has over 22 years of experience leading enterprise information technology management, integration, and modernization. Our cybersecurity team, led by our Chief Information Officer, oversees all risk assessment programs, remediation of known risks, processes for the regular monitoring of our information systems, and our employee cybersecurity training programs. In addition, this team oversees enterprise-wide compliance with data privacy and data protection requirements and regulations. Our cybersecurity team also remains current with the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing education is critical to the effective prevention, detection, mitigation, and remediation of cybersecurity threats and incidents, and ensures that our risk management practices evolve alongside the threat landscape.

Our Chief Information Officer regularly informs the Chief Executive Officer of relevant significant developments and other updates related to cybersecurity risks and incidents. Significant cybersecurity matters and strategic risk management decisions are escalated to the Audit Committee and, in certain cases, to the full board of directors, ensuring comprehensive oversight and guidance on any potentially material cybersecurity incident.
Cybersecurity incidents are evaluated by our Chief Information Officer. If an incident is deemed to be a breach, it is communicated to the Company’s legal department and, as appropriate, the relevant members of the management team for evaluation, including with respect to whether the breach requires communication to our Audit Committee or the board of directors, or public disclosure or other notifications in accordance with applicable law.
Item 2.     PROPERTIES
The table below describes the material campuses operated by the Company as of June 30, 2026:

Location (Number of Facilities)	Status	Square Feet	Uses
Minnesota (2)	Leased	596,000	Office, manufacturing, warehousing, and shipping
Texas (2)	Leased	516,000	Office, manufacturing, warehousing, and shipping
California (2)	Leased	225,000	Office, manufacturing, warehousing, and shipping
Maryland (2)	Leased	188,000	Office, manufacturing, warehousing, and shipping
Mexico (4)	Leased	773,000	Office, manufacturing, warehousing, and shipping
We believe our existing campuses are in good condition and are sufficient and suitable for the conduct of our business for the foreseeable future. To the extent our needs change as our business grows, we expect that additional space and campuses will be available.
Item 3.     LEGAL PROCEEDINGS
For information regarding certain legal proceedings involving the Company, see Part II. Item 8. Note 23, “Commitments and Contingencies” of this report, which is incorporated herein by reference.
Item 4.     MINE SAFETY DISCLOSURES
None.

PART II
Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s Class A common stock is listed and traded on the New York Stock Exchange under the trading symbol “FPS”. The Company’s Class B common stock is not listed nor traded on any stock exchange.

Holders of Record
As of September 8, 2026, there were five record holders of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers. As of September 8, 2026, there were two record holders of our Class B common stock.
Dividend Policy
We currently intend to retain all available funds and any future earnings for use in the operation of our business, and therefore we do not currently expect to pay any cash dividends. Any future determination to declare cash distributions or dividends will be made at the discretion of our board of directors, subject to applicable laws and provisions of our debt instruments and organizational documents, after taking into account our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.
Securities Authorized for Issuance Under Our Equity Compensation Plans
Information regarding securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this Annual Report on Form 10-K.
Recent Sales of Unregistered Equity Securities
There were no unregistered sales of equity during the quarter ended June 30, 2026.
During the quarter ended June 30, 2026, pursuant to the terms of the Exchange Agreement entered into in connection with our IPO, certain Continuing Equity Owners exchanged 15,852,319 LLC Units together with an equal number of shares of Class B common stock for 15,852,319 newly-issued shares of Class A common stock. These shares of Class A common stock were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.
Use of Proceeds from Registered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6.     RESERVED

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the section of this Annual Report on Form 10-K (“Annual Report”) captioned “Business” and our consolidated/combined financial statements and related notes to those statements included elsewhere in this Annual Report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions about our business and operations. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections of this Annual Report captioned “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
This MD&A generally discusses the factors affecting our consolidated results of operations for the fiscal years ended June 30, 2026 and 2025, financial condition at June 30, 2026 and 2025 and, when appropriate, factors that may affect our future financial performance, as well as year-to-year comparisons between fiscal 2026 and fiscal 2025. Discussions of fiscal 2024 items and comparisons are omitted from this Annual Report and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Registration Statement on Form S-1 (File No. 333-294578), filed on February 6, 2026.
This MD&A contains the presentation of non-GAAP measures, including Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted EPS, because they provide the Company and readers of this Annual Report with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend for these non-GAAP measures to be substitutes for any GAAP financial information. Readers of this Annual Report should use Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted EPS only in conjunction with Net Income, the most comparable GAAP financial measure. Reconciliations to the most comparable GAAP measure, are provided in “—Non-GAAP Financial Measures.”
Overview
We are a leading designer and manufacturer of electrical distribution equipment used in data centers, the power grid, and energy-intensive industrial facilities. Demand for our products is growing rapidly as (i) companies accelerate investment in data centers to meet the computational requirements for cloud computing and artificial intelligence (“AI”), (ii) independent power producers build new generation capacity to satisfy rising electricity demand, (iii) utilities upgrade and expand transmission & distribution (“T&D”) infrastructure to address rapid load growth and (iv) manufacturers reshore their factories to secure their supply chains and mitigate the impact of tariffs. From the end of fiscal 2025 to the end of fiscal 2026, our revenues grew 89% to $1.4 billion and, as of June 30, 2026 we had $3.0 billion of backlog representing an increase of 256% compared to the same date in the prior year.
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
We are a U.S. company. Our principal manufacturing campuses are located in Minnesota, Texas, Maryland, California, and Mexico.
Initial Public Offering and Reorganization Transactions
On February 6, 2026, the Company closed an initial public offering (“IPO”) (including exercise in full of the underwriters’ overallotment option) of 19,074,391 shares of Class A common stock sold by the Company and 45,325,609 shares of Class A common stock sold by Forgent Parent I LP and Forgent Parent IV LP (collectively, the “Selling Stockholders”), in each case, at an IPO price of $27.00 per share.
The Company received $491.8 million in proceeds from the IPO, net of underwriting discounts and commissions, which was used to indirectly purchase 19,074,391 common units (“Opco LLC Interests”) of Forgent Power Solutions LLC (“Opco”), and Opco utilized the net proceeds it received from the sale of Opco LLC Interests to the Company to redeem Opco LLC Interests from the Existing Opco LLC Owners. The Company did not retain any of the proceeds from the sale of Class A common stock by the Selling Stockholders. Immediately prior to the IPO and following the IPO, Forgent Intermediate LLC was and is a wholly owned subsidiary of the Company and is the managing member and owns all of the limited liability company units of Forgent Intermediate II LLC. In turn, Forgent Intermediate II LLC is the managing member of Opco. Forgent Intermediate LLC and Forgent Intermediate II LLC collectively own a majority of the Opco LLC Interests, and the remaining Opco LLC Interests are owned by the Existing Opco LLC Owners.
In connection with the IPO, the Company and Opco completed a series of reorganization transactions, including the following:
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
•the Company’s certificate of incorporation was amended and restated to, among other things, (i) provide for Class A common stock with voting and economic rights, (ii) provide for Class B common stock with voting rights but no economic rights, and (iii) issue 90,167,635 shares of Class B common stock to the Existing Opco LLC Owners on a one-to-one basis with the number of Opco LLC Interests they owned prior to the IPO;
•Forgent Parent I LP contributed 100% of the equity interests of Forgent Intermediate LLC to the Company in exchange for 210,055,933 shares of Class A common stock of the Company, and Forgent Intermediate LLC merged with and into Forgent Intermediate Merger Sub LLC, with Forgent Intermediate Merger Sub LLC surviving and renamed Forgent Intermediate LLC; and

•the acquisition by Forgent Intermediate LLC, by merger, of Opco LLC Interests held by Forgent Blocker I LLC and Forgent Blocker II LLC, for which the Company issued 4,205,321 shares of Class A common stock to Forgent Parent IV LP as consideration.
Follow-On Offerings
On March 30, 2026, the Company completed a follow-on offering consisting of 10,783,205 shares of Class A common stock offered by the Company and 23,716,795 shares of Class A common stock offered by the Selling Stockholders, at a public offering price of $29.50 per share. On June 1, 2026, the Company completed a second follow-on offering consisting of 15,852,319 shares of Class A common stock offered by the Company and 32,769,681 shares of Class A common stock offered by the Selling Stockholders, at a public offering price of $47.00 per share. On July 6, 2026, the Company completed a third follow-on offering consisting of 14,555,925 shares of Class A common stock offered by the Company and 29,094,075 shares of Class A common stock offered by the Selling Stockholders, at a public offering price of $49.00 per share.
The Company received $1.7 billion in proceeds from these follow-on offerings, net of underwriting discounts and commissions, which were used to indirectly purchase 41,191,449 Opco LLC Interests, in the aggregate, and Opco utilized the net proceeds it received from the sale of Opco LLC Interests to the Company to redeem Opco LLC Interests from the Existing Opco LLC Owners. The Company did not retain any of the proceeds from the sale of Class A common stock by the Selling Stockholders related to these follow-on offerings.
Performance Measures
The primary financial metrics we use to evaluate our overall performance and to track the business results from year to year are Revenues, Adjusted EBITDA, and Adjusted Net Income.
In managing our business and assessing financial performance, we supplement the information provided by the consolidated/combined financial statements with other operating metrics. These operating metrics are utilized by our management to evaluate our business, measure our performance, identify trends affecting our business and formulate projections.
We present non-GAAP performance measures as we believe it is appropriate for investors to consider adjusted financial measures in addition to results in accordance with GAAP.
These non-GAAP financial measures provide supplemental information and should not be considered replacements for results in accordance with GAAP. Management uses non-GAAP financial measures internally for planning and forecasting purposes and in its decision-making processes related to the operations of our company. We believe these measures provide meaningful information to us and investors because they enhance the understanding of our operating performance, ability to generate cash, and the trends of our business. Additionally, we believe investors benefit from having access to the same financial measures that management uses in evaluating our operations. For more information about the non-GAAP measures that we use, reasons for doing so, definitions for our non-GAAP financial measures, and required reconciliations, see “—Non-GAAP Financial Measures” below.
The following table sets forth a summary of our financial highlights for the periods indicated (in thousands):

	Year Ended June 30,
	2026	2025	Increase	% Change
Revenues	$1,420,059	$753,188	$666,871	89%
Net Income	$106,035	$17,446	$88,589	508%
Adjusted EBITDA(1)	$322,904	$169,173	$153,731	91%
Adjusted Net Income(1)	$207,576	$88,124	$119,452	136%
(1)Adjusted EBITDA and Adjusted Net Income are non-GAAP financial measures. See “—Non-GAAP Financial Measures” below for additional information about Adjusted EBITDA and Adjusted Net Income and for reconciliations of such measures to net income, the most directly comparable GAAP financial measure.

Key Factors Affecting Our Performance
We believe our financial performance, results of operations and future success depend on a number of factors that present significant opportunities for us, but also pose risks and challenges, including those described below and in “Risk Factors.”
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
Offering Mix
The profit margins we earn can vary significantly based on the type of product we sell, the level of customization, the size of the order and other factors. We typically earn higher profit margins on engineered to order Custom Products and Powertrain Solutions than on Standard Products. Our overall profit margins can vary between quarters based on offering mix in the period. Our profit margins can also vary based on the amount of revenues from services that we generate as a percentage of our total revenues in the period.
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

Key Components of Our Results of Operations
The following discussion describes certain line items in our consolidated/combined statements of operations.
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
Our revenues are affected by changes in the volume and price of products purchased by our customers. Volume is driven by the demand for our products while price is determined by product type, design specifications, lead-time, the level of customization, end market, availability of supply and strength of competitors’ product offerings.
Our revenue growth is dependent on: continued growth in the end markets we serve, including the Data Center, Grid, and Industrial markets; our ability to expand our manufacturing capacity to meet demand; and our ability to develop and introduce new and innovative products that address the changing technology and performance requirements of our customers.
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

Depreciation
Depreciation in our operating expenses consists of costs associated with property and equipment not used in the manufacturing of our products. We expect that as we continue to grow both our revenues and our general and administrative personnel, we will require additional property and equipment to support this growth resulting in additional depreciation expenses.
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
Income Taxes
We are subject to federal, state, and local income taxes in the United States and foreign taxes.

Results of Operations
The following table sets forth our consolidated results of operations for the periods presented. This information is derived from our accompanying consolidated/combined financial statements included elsewhere in this Annual Report and prepared in accordance with GAAP. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future, including for the reasons described above under “—Key Factors Affecting Our Performance.”

	Year Ended June 30,
	2026	2025	Increase / Decrease	% Change
(in thousands, except change data)
Revenues	$1,420,059	$753,188	$666,871	89%
Cost of Revenues	922,459	475,122	447,337	94%
Gross Profit	497,600	278,066	219,534	79%
Operating Expenses
Selling, general and administrative expenses	262,886	146,270	116,616	80%
Depreciation and amortization	52,225	59,559	(7,334)	(12)%
Total Operating Expenses	315,111	205,829	109,282	53%
Income from Operations	182,489	72,237	110,252	153%
Other Income (Expense)
Interest expense	(57,127)	(54,778)	(2,349)	4%
Interest income	2,787	5,558	(2,771)	(50)%
Other expense	(749)	(231)	(518)	224%
Total Other Expense, net	(55,089)	(49,451)	(5,638)	11%
Income Before Tax Expense	127,400	22,786	104,614	459%
Income Tax Expense	(21,365)	(5,340)	(16,025)	300%
Net Income	106,035	17,446	88,589	508%
Less: net income attributable to non-controlling interest	24,190	2,250	21,940	975%
Net Income Attributable to Forgent Power Solutions, Inc.	$81,845	$15,196	$66,649	439%

Comparison of Operations for the Years Ended June 30, 2026 and 2025
Revenues
Revenues for the year ended June 30, 2026 were $1,420.1 million as compared to $753.2 million for the year ended June 30, 2025. The increase in revenues was driven by increases in sales of Custom Products and Powertrain Solutions, attributable to growing demand for our products across our end markets, particularly with our data center and grid customers, and new campuses commencing production in the current year to meet customer demand.
Cost of Revenues
Cost of revenues for the year ended June 30, 2026 were $922.5 million as compared to $475.1 million for the year ended June 30, 2025. The increase in cost of revenues was primarily driven by an increase in material and labor costs related to higher sales volumes and an increase in fixed overhead costs, including depreciation expense related to the expansion of our manufacturing campuses. Cost of revenues as a percentage of revenues increased primarily as a result of under-absorbed labor costs related to accelerated headcount growth, under-absorbed fixed overhead relating to new campuses ramping toward their target production rates, and one-time startup costs at new campuses.

Operating Expenses:
Selling, General and Administrative
Selling, general and administrative expenses for the year ended June 30, 2026 were $262.9 million as compared to $146.3 million for the year ended June 30, 2025. The increase in selling, general, and administrative expenses was driven by increases in payroll expenses of $58.6 million, professional services of $20.2 million, sales and marketing costs of $6.8 million, and IT costs of $3.6 million to support our growth, as well as IPO-related bonuses of $12.9 million.
Depreciation
Depreciation for the year ended June 30, 2026 was $4.3 million as compared to $0.9 million for the year ended June 30, 2025. The increase in depreciation was primarily driven by an increase in property and equipment in the current fiscal year.
Amortization
Amortization of intangibles for the year ended June 30, 2026 was $47.9 million as compared to $58.7 million for the year ended June 30, 2025. The decrease in amortization was driven by backlog from certain acquisitions being fully amortized in the current fiscal year.
Interest Expense
Interest expense for the year ended June 30, 2026 was $57.1 million as compared to $54.8 million for the year ended June 30, 2025. The increase in interest expense was driven by the write-off of approximately $10.0 million of deferred financing costs related to refinancing our 2023 Credit Agreement, partially offset by lower interest rates in the current year as compared to the prior year.
Interest Income
Interest income for the year ended June 30, 2026 was $2.8 million as compared to $5.6 million for the year ended June 30, 2025. The decrease in interest income resulted from (i) lower average cash and cash equivalents balances and (ii) lower interest rates in the current year as compared to the prior year.
Income Tax Expense
Income tax expense was $21.4 million and $5.3 million for the years ended June 30, 2026 and 2025, respectively. Our effective income tax rate for the years ended June 30, 2026 and 2025 was 16.8% and 23.4%, respectively. For the year ended June 30, 2026, our effective income tax rate differed from the federal statutory rate of 21% primarily due to our non-controlling interest not being subject to income taxes, favorable discrete adjustments related to the filing of our 2024 federal return, and the use of R&D credits.
Net Income
As a result of the factors discussed above, net income was $106.0 million and $17.4 million for the years ended June 30, 2026 and 2025, respectively.
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

The primary limitation of these measures is they exclude the financial impact of items that would otherwise either increase or decrease our reported results. This limitation is best addressed by using these non-GAAP financial measures in combination with the most directly comparable GAAP financial measures in order to better understand the amounts, character, and impact of any increase or decrease in reported amounts. These non-GAAP financial measures may not be comparable to similarly-titled measures reported by other companies, which limits their usefulness as a comparative measure.
Among other limitations, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted EPS do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments and do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations. Adjusted EBITDA also does not reflect income tax expense or benefit.
Because of these limitations, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted EPS should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted EPS on a supplemental basis. You should review the reconciliations of net income (loss) to Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted EPS respectively below and not rely on any single financial measure to evaluate our business.
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
•Adjusted Net Income – We define Adjusted Net Income as net income (loss) attributable to Forgent Power Solutions, Inc. plus or minus (i) net income impact from assumed exchange of Class B common stock to Class A common stock as of the beginning of the earliest period presented, (ii) amortization of intangibles, (iii) amortization of deferred financing costs, (iv) equity-based compensation, (v) sponsor fees and expenses, (vi) public company readiness costs, (vii) earnout expenses, (viii) non-recurring integration and consulting fees, (ix) investment banking fees and expenses, and (x) tax impact of adjustments.
•Adjusted Diluted EPS – We define Adjusted Diluted EPS as Adjusted Net Income divided by the diluted weighted average shares of Class A common shares outstanding for the applicable period, which assumes the exchange of all outstanding Class B common shares for Class A common shares as of the beginning of the earliest period presented.

Adjusted EBITDA
Adjusted EBITDA is intended as supplemental measure of performance that is neither required by, nor presented in accordance with, GAAP. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.
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
The table below reconciles Net Income (the most directly comparable GAAP measure) to Adjusted EBITDA (a non-GAAP measure) for the periods presented (in thousands):

	Year Ended June 30,
	2026	2025
Net Income	$106,035	$17,446
Interest expense	57,127	54,778
Interest income	(2,787)	(5,558)
Income tax expense	21,365	5,340
Depreciation expense	19,023	6,188
Amortization of intangibles	47,876	58,676
Equity-based compensation	10,036	1,784
Sponsor fees and expenses(1)	18,818	15,171
Public company readiness costs(2)	21,215	6,086
Earnout expenses(3)	5,400	5,000
Non-recurring integration and consulting fees(4)	18,796	4,262
Adjusted EBITDA	$322,904	$169,173
______________
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
The table below reconciles Net Income Attributable to Forgent Power Solutions, Inc. (the most directly comparable GAAP measure) to Adjusted Net Income (a non-GAAP measure) for the periods presented (in thousands):

	Year Ended June 30,
	2026	2025
Net Income Attributable to Forgent Power Solutions, Inc.	$81,845	$15,196
Net income impact from pro forma conversion of Class B common stock to Class A common stock(1)	24,190	2,250
Adjustment to the provision for income tax(2)	(3,533)	(546)
Tax effected net income	102,502	16,900
Amortization of intangibles	47,876	58,676
Amortization / write off of discounts and deferred financing costs	12,987	2,511
Equity-based compensation	10,036	1,784
Sponsor fees and expenses(3)	18,818	15,171
Public company readiness costs(4)	21,215	6,086
Earnout expenses(5)	5,400	5,000
Non-recurring integration and consulting fees(6)	18,796	4,262
Tax impact of adjustments(7)	(30,054)	(22,266)
Adjusted Net Income	$207,576	$88,124
______________
(1)Reflects net income to Class A common shares from pro forma exchange of corresponding shares of our Class B common shares held by the Existing Opco LLC Owners (as defined in Note 1, "Organization and Nature of Business" of the Notes to the Consolidated/Combined Financial Statements).
(2)The Company is subject to U.S. Federal income taxes, in addition to state and local taxes with respect to its allocable share of any net taxable income of Opco. The adjustment to the provision for income tax reflects the effective tax rates below, assuming the Company owns 100% of the Opco LLC Interests units.

	Year Ended June 30,
	2026	2025
Statutory U.S. Federal income tax rate	21.00%	21.00%
State and local taxes (net of federal benefit)	2.64%	2.20%
Permanent items	(0.23)%	1.08%
Effective income tax rate for Adjusted Net Income	23.41%	24.28%
(3)Represents fees and expense reimbursements paid to our Sponsor.
(4)Represents non-recurring professional services fees we incurred in connection with readying the Company for our initial public offering and statutory SEC reporting, as well as IPO-related bonuses and certain non-recurring recruiting costs.
(5)Represents non-recurring earnout amounts accrued to certain sellers in connection with business acquisitions.
(6)Represents non-recurring professional services fees we incurred in connection with certain post-acquisition activities, including valuation, technical accounting and integration consulting services.
(7)Represents the estimated tax impact of all Adjusted Net Income add-backs, excluding those which represent permanent differences between book versus tax.

Adjusted Diluted EPS
Adjusted Diluted EPS is intended as a supplemental measure of performance that is neither required by, nor presented in accordance with, GAAP. We present Adjusted Diluted EPS because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.
In addition, we use Adjusted Diluted EPS (i) in evaluating management’s performance when determining incentive compensation and (ii) to evaluate the effectiveness of our business strategies.
The table below reconciles Weighted Average Shares Outstanding (the most directly comparable GAAP measure) to Adjusted Diluted Weighted Average Shares Outstanding for the periods presented (in thousands, except per share amounts):

	Year Ended June 30,
	2026	2025
Weighted average shares of Class A common stock outstanding - basic	243,532	N/A (b)
Assumed exchange of Class B common stock to Class A common stock	60,897	N/A (b)
Dilutive effect of restricted stock units	270	N/A (b)
Adjusted diluted weighted average shares outstanding	304,699	N/A (b)

Adjusted Net Income (a)	$207,576	N/A (b)
Adjusted Diluted EPS	$0.68	N/A (b)
(a) Represents Adjusted Net Income for the full period presented.
(b) This Non-GAAP measure is not applicable for this period, as the Reorganization Transactions had not yet occurred.
Liquidity and Capital Resources
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods (in thousands):

	Year Ended June 30,
	2026	2025
Net cash provided by operating activities	$109,081	$45,022
Net cash used in investing activities	(115,905)	(84,115)
Net cash provided by (used in) financing activities	17,215	(35,981)
Increase (decrease) in cash, cash equivalents, and restricted cash	$10,391	$(75,074)
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
In the ordinary course of business, we enter into purchase orders from a variety of suppliers, primarily for raw materials, in order to manage our various operating needs. The orders are expected to be purchased throughout fiscal 2027. We or the vendor can generally terminate the purchase orders at any time. These purchase orders generally do not contain any termination payments or other penalties if cancelled.
As of June 30, 2026, our cash and cash equivalents were $97.5 million. Net working capital as of June 30, 2026 was $286.8 million.
As of June 30, 2026, we had outstanding borrowings, net of discount and deferred financing fees of $582.2 million, $6.0 million of which was due to be paid in the next 12 months, and $246.4 million available for additional borrowings under our line of credit.

The Company’s credit facilities require the Company to comply with specified financial and non-financial covenants including limitations related to incurring liens, secured debt, and certain other financing arrangements. The Company was in compliance with these covenants as of June 30, 2026.

Operating Activities
For the year ended June 30, 2026, cash provided by operating activities was $109.1 million. Cash provided by operating activities was primarily driven by net income of $106.0 million. Cash provided by operating activities was favorably impacted by $127.6 million of net non-cash items, including $66.9 million of depreciation and amortization and $13.0 million of amortization / write-off of discounts and deferred financing costs. Cash flow from operations for the year ended June 30, 2026 was reduced by $124.5 million for working capital items, including uses of cash of $172.7 million for accounts receivable resulting from increased revenues and $142.9 million for inventory to support orders in backlog, partially offset by sources of cash from accounts payable of $68.5 million mainly related to inventory purchases, $42.8 million in accrued expenses, and $153.0 million in deferred revenue related to our increased backlog.
For the year ended June 30, 2025, cash provided by operating activities was $45.0 million. Cash provided by operating activities was primarily driven by net income of $17.4 million. Cash provided by operating activities was favorably impacted by $61.6 million of net non-cash items, including $64.9 million of depreciation and amortization. Cash flow from operations for the year ended June 30, 2025 was reduced by $34.0 million for working capital items including uses of cash of $78.5 million for accounts receivable resulting from increased revenues, $34.5 million for inventory to support orders in backlog, and $18.5 million for prepaid and other assets, partially offset by sources of cash from reductions in accrued expenses of $44.5 million primarily related to compensation and sponsor fees, accounts payable of $35.2 million, and deferred revenue of $20.7 million.
Investing Activities
For the years ended June 30, 2026 and 2025, cash used by investing activities of $115.9 million and $84.1 million, respectively, was primarily related to purchases of property and equipment for our capacity expansion, which we substantially completed in fiscal year 2026.
Financing Activities
For the year ended June 30, 2026, cash used in financing activities was $17.2 million. Cash provided by financing activities was driven by refinancing our 2023 Credit Agreement during the current period. The Company received $594.0 million, net of discount in proceeds in connection with the refinancing and used those funds to repay $512.6 million for the prior outstanding facilities, along with a $17.2 million payment related to the payable pursuant to the acquisitions, $13.5 million in debt financing costs, and $23.5 million in deferred offering costs in connection with the IPO and subsequent follow-on offerings.
For the year ended June 30, 2025, cash used in financing activities was $36.0 million, of which $13.3 million related to tax distributions to members, $13.1 million related to the payable pursuant to the acquisitions, $5.2 million related to payments on the 2023 Credit Agreement, and $4.5 million related to deferred offering costs.
Debt Obligations
For a discussion of our debt obligations see Note 10, “Long-Term Debt” in our consolidated/combined financial statements included elsewhere in this report.
Surety Bonds
For a discussion of our surety bond obligations see Note 23, “Commitments and Contingencies” in our consolidated/combined financial statements included elsewhere in this report.
Product Warranty
For a discussion of our product warranties see Note 2, “Summary of Significant Accounting Policies—Warranty Liability” in our consolidated/combined financial statements included elsewhere in this report.

Recent Accounting Pronouncements
For a discussion of our recent accounting pronouncements see Note 4, “Recent Accounting Pronouncements” in our consolidated/combined financial statements included elsewhere in this report.
Critical Accounting Estimates
Our consolidated/combined financial statements are prepared in accordance with GAAP. In connection with the preparation of our consolidated/combined financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated/combined financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated/combined financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
We consider an accounting policy to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated/combined financial statements.
Payable Pursuant to the Tax Receivable Agreement
We are a party to the Tax Receivable Agreement (“TRA”) under which we are contractually committed to pay the Continuing Equity Owners 85% of the amount of the benefits, if any, that we are deemed to realize, as a result of certain transactions. Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we generally would not be required to make the related TRA payments. Therefore, we will only recognize a liability for TRA payments if we determine it is probable that we will generate sufficient future taxable income over the term of the TRA to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including revenue growth, and operating margins, among others. As of June 30, 2026, we recognized $338.9 million of liabilities relating to our obligations under the TRA, after concluding that it was probable that we would have sufficient future taxable income to utilize the related tax benefits. There were no transactions subject to the TRA for which we did not recognize the related liability, as we concluded that we would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred in connection with the IPO and follow-on offerings. If we determine in the future that we will not be able to fully utilize all or part of the related tax benefits, we would de-recognize the portion of the liability related to the benefits not expected to be utilized.
Product Warranty
We offer an assurance type warranty for our products against manufacturer defects that does not contain a service element. For these assurance type warranties, a provision for estimated future costs related to warranty expense is recorded when they are probable and reasonably estimable. This provision is based on historical information on the nature, frequency and average cost of claims for each offering. When little or no experience exists for an immature offering, the estimate is based on comparable offerings. Specific reserves are established once an issue is identified with the amounts for such reserves based on the estimated cost of correction. These estimates are reevaluated on an ongoing basis using the best-available information and revisions to estimates are made as necessary.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of price fluctuations in raw materials such as electrical steel, carbon steel, aluminum, copper, and specialized insulation materials, as well as key components such as circuit breakers. We do not hold or issue financial instruments for trading purposes.
Commodity Price Risk
We are subject to risk from fluctuating market prices of certain raw materials such as electrical steel, carbon steel, aluminum, copper and specialized insulation materials, as well as key components such as circuit breakers that are used in our products. Prices of these raw materials and components may be affected by supply constraints or other market factors from time to time, and we do not enter into hedging arrangements to mitigate commodity risk. Significant price changes for these raw materials and components could reduce our operating margins if we are unable to recover such increases from our customers and could harm our business, financial condition and results of operations. See “Risk Factors—Risks Related to Our Business and Our Industry—Significant disruptions to our supply chain, including the high cost or unavailability of raw materials and components required to manufacture our products, significant disruptions to our distribution networks, and/or failure to appropriately manage our supply chain could have a material adverse effect on our business, financial condition and results of operations.”
Interest Rate Risk
As of June 30, 2026, our long-term debt totaled $598.5 million. We have interest rate exposure with respect to the entire balance as it is all variable interest rate debt. See “Risk Factors—Financial, Tax and General Risks—Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations and could adversely affect our financial flexibility and our competitive position.” A 100 basis point increase/decrease in interest rates would impact our expected annual interest expense for the next twelve months by approximately $6.0 million.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Forgent Power Solutions, Inc.
Dayton, MN
Opinion on the Consolidated/Combined Financial Statements
We have audited the accompanying consolidated balance sheets of Forgent Power Solutions, Inc. (the “Company”) as of June 30, 2026 and 2025 (Successor), the related consolidated/combined statements of operations, changes in stockholders’/ partners’ equity and member’s equity, and cash flows for the years ended June 30, 2026 and 2025 (Successor), for the period from September 8, 2023 (Inception) to June 30, 2024 (Successor), and for the period from July 1, 2023 to October 31, 2023 (Predecessor), and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “consolidated/combined financial statements”). In our opinion, the consolidated/combined financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2026 and 2025 (Successor), and the results of its operations and its cash flows for the years ended June 30, 2026 and 2025 (Successor), for the period from Inception to June 30, 2024 (Successor), and for the period from July 1, 2023 to October 31, 2023 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated/combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated/combined financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated/combined financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated/combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated/combined financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated/combined financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated/combined financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated/combined financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated/combined financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Measurement of Payable Pursuant to the Tax Receivable Agreement
As described in Notes 2 and 12 to the consolidated/combined financial statements, the Company recorded a payable pursuant to the Tax Receivable Agreement (“TRA”) of $339 million as of June 30, 2026. In connection with its initial public offering (“IPO”), the Company entered into the TRA with certain direct and indirect owners of Forgent Power Solutions LLC (“Opco LLC”) (collectively, the “TRA Holders”). The TRA generally provides for the payment by the Company to the TRA Holders of 85% of the benefits, that the Company realizes, or is deemed to realize, as a result of (i) future redemptions funded by the Company or exchanges of Opco LLC Interests for the Company’s Class A common stock, and (ii) the Company’s allocable share of existing tax basis acquired in its IPO and other tax benefits related to entering into the TRA. During the year ended June 30, 2026, the Company indirectly redeemed an aggregate of 45,709,915 Opco LLC Interests, which resulted in an increase in the tax basis of the Company’s investment in Opco LLC, subject to the provisions of the TRA.
We identified the payable pursuant to the TRA as a critical audit matter. The principal consideration for our determination is that performing procedures related to the payable pursuant to the TRA is especially challenging due to the extent of audit effort given the high volume of inputs used in the calculation and the auditor judgment required to evaluate management’s methods, including the appropriateness of the inputs, and the accuracy of the calculation, including the use of income tax personnel who possess expertise in tax regulations and TRA calculations.
The primary procedures we performed to address the critical audit matter included:
•Utilizing income tax personnel to assist with the evaluation of the Company’s calculation, including (i) evaluating the impact of exchange transactions on the computation by performing testing of exchanges, certain tax basis amounts and calculations related to the step-up in basis, (ii) testing the mathematical accuracy by recalculating the payable, and (iii) assessing the appropriateness of management’s accounting for the TRA, including the reasonableness of the methods and inputs utilized by management.
/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2024.
Houston, Texas
September 15, 2026

FORGENT POWER SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	Successor
	June 30,
	2026	2025
Assets
Current Assets
Cash and cash equivalents	$97,477	$111,322
Accounts receivable, net	329,628	159,970
Inventory, net	249,817	117,577
Prepaid and other current assets	141,169	56,278
Total Current Assets	818,091	445,147
Property and equipment, net	204,957	108,170
Operating lease right of use assets, net	108,432	117,769
Goodwill	516,629	516,629
Other intangible assets, net	289,490	337,271
Deferred tax assets, net	280,971	—
Other assets	12,195	11,700
Total Assets	$2,230,765	$1,536,686

Liabilities and Stockholders' Equity / Members' Equity
Current Liabilities
Accounts payable	$130,453	$61,943
Accrued expenses	122,356	79,541
Payables pursuant to the acquisitions	—	17,226
Deferred revenue	263,859	110,895
Operating lease liabilities, current portion	8,626	6,879
Long-term debt, current portion	6,000	5,173
Total Current Liabilities	531,294	281,657
Long-term debt, net of discount and deferred financing costs, less current portion	576,175	496,934
Payable pursuant to the Tax Receivable Agreement	338,925	—
Deferred tax liabilities, net	—	63,318
Operating lease liabilities, less current portion	112,970	121,491
Total Liabilities	1,559,364	963,400
Commitments and Contingencies (Note 23)
Stockholders' Equity / Members' Equity
Members' equity	—	374,534
Class A common stock, $0.00001 par value; 2,000,000,000 shares authorized; 259,971,169 issued and outstanding	2	—
Class B common stock, $0.00001 par value; 100,000,000 shares authorized; 44,457,720 issued and outstanding	1	—
Additional paid-in capital	484,994	—
Retained earnings	79,320	—
Total Stockholders' Equity Attributable to Forgent Power Solutions, Inc. / Members' Equity	564,317	374,534
Non-controlling interests	107,084	198,752
Total Stockholders' Equity / Members' Equity	671,401	573,286
Total Liabilities and Stockholders' Equity / Members' Equity	$2,230,765	$1,536,686
See Accompanying Notes to Consolidated/Combined Financial Statements.

FORGENT POWER SOLUTIONS, INC.
CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Successor			Predecessor
	Year Ended June 30, 2026	Year Ended June 30, 2025	Period from Inception to June 30, 2024	Period from July 1, 2023 to October 31, 2023
Revenues	$1,420,059	$753,188	$181,310	$64,478
Cost of Revenues	922,459	475,122	113,570	40,664
Gross Profit	497,600	278,066	67,740	23,814
Operating Expenses
Selling, general, and administrative expenses	262,886	146,270	52,077	11,321
Depreciation and amortization	52,225	59,559	20,418	93
Total Operating Expenses	315,111	205,829	72,495	11,414
Income (Loss) from Operations	182,489	72,237	(4,755)	12,400
Other Income (Expense)
Interest expense	(57,127)	(54,778)	(21,855)	(778)
Interest income	2,787	5,558	1,832	342
Other expense	(749)	(231)	(381)	(313)
Total Other Expense, net	(55,089)	(49,451)	(20,404)	(749)
Income (Loss) Before Tax (Expense) Benefit	127,400	22,786	(25,159)	11,651
Income Tax (Expense) Benefit	(21,365)	(5,340)	5,957	(3,190)
Net Income (Loss)	106,035	17,446	(19,202)	8,461
Less: net income (loss) attributable to non-controlling interests	24,190	2,250	(1,381)	—
Net Income (Loss) Attributable to Forgent Power Solutions, Inc.	$81,845	$15,196	$(17,821)	$8,461

	Period from February 6, 2026 to June 30, 2026
Earnings per share of Class A common stock:
Basic	$0.30
Diluted	$0.30

Weighted average shares of Class A common stock outstanding:
Basic	243,532
Diluted	243,802
See Accompanying Notes to Consolidated/Combined Financial Statements.

FORGENT POWER SOLUTIONS, INC.
CONSOLIDATED/COMBINED STATEMENTS OF CHANGES IN STOCKHOLDER’S / MEMBER’S EQUITY AND PARTNERS' EQUITY
(in thousands, except shares)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Partners' Equity / Retained Earnings
	Shares	Amount	Shares	Amount			Total
Predecessor
Balance at July 1, 2023	25,700	$30	4,300	$(470)	$1,400	$49,440	$50,400
Distributions to shareholders	—	—	—	—	—	(663)	(663)
Net income	—	—	—	—	—	8,461	8,461
Balance at October 31, 2023	25,700	$30	4,300	$(470)	$1,400	$57,238	$58,198

	Members' Equity	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Non-Controlling Interests	Total Members'/Stockholders' Equity
Successor		Shares	Amount	Shares	Amount
Members' equity at date of Inception	$—	—	$—	—	$—	$—	$—	$—	$—
Capital contributions	535,118	—	—	—	—	—	—	76,383	611,501
Equity-based compensation	653	—	—	—	—	—	—	—	653
Net loss	(17,821)	—	—	—	—	—	—	(1,381)	(19,202)
Balance at June 30, 2024	$517,950	—	$—	—	$—	$—	$—	$75,002	$592,952
Equity-based compensation	1,784	—	—	—	—	—	—	—	1,784
Reallocation of member's equity to non-controlling interest	(125,734)	—	—	—	—	—	—	125,734	—
Tax impact of reallocation of members' equity	(25,627)	—	—	—	—	—	—	—	(25,627)
Distributions	(9,035)	—	—	—	—	—	—	(4,234)	(13,269)
Net income	15,196	—	—	—	—	—	—	2,250	17,446
Balance at June 30, 2025	$374,534	—	$—	—	$—	$—	$—	$198,752	$573,286
Equity-based compensation prior to Organizational Transactions	2,489	—	—	—	—	—	—	—	2,489
Distributions	(1,440)	—	—	—	—	—	—	—	(1,440)
Net income prior to Organizational Transactions	8,920	—	—	—	—	—	—	4,757	13,677
Effect of Organizational Transactions	(384,503)	214,261,254	2	90,167,635	1	378,105	6,395	—	—
Issuance of Class A common stock sold in IPO, net of underwriting discounts and commissions	—	19,074,391	—	—	—	491,833	—	—	491,833
Purchase of Opco LLC Interests and Class B common stock related to IPO	—	—	—	(19,074,391)	—	(491,833)	—	—	(491,833)
Deferred tax adjustments related to Tax Receivable Agreement related to IPO	—	—	—	—	—	(20,200)	—	—	(20,200)

FORGENT POWER SOLUTIONS, INC.
CONSOLIDATED/COMBINED STATEMENTS OF CHANGES IN STOCKHOLDER’S / MEMBER’S EQUITY AND PARTNERS' EQUITY
(in thousands, except shares)

	Members' Equity	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Non-Controlling Interests	Total Members'/Stockholders' Equity
Successor		Shares	Amount	Shares	Amount
Issuance of Class A common stock sold in follow-on offerings, net of underwriting discounts	—	26,635,524	—	—	—	1,033,131	—	—	1,033,131
Purchase of Opco LLC Interests and Class B common stock related to follow-on offerings	—	—	—	(26,635,524)	—	(1,033,131)	—	—	(1,033,131)
Deferred tax adjustments related to Tax Receivable Agreement related to follow-on offerings	—	—	—	—	—	40,198	—	—	40,198
Net income	—	—	—	—	—	—	72,925	19,433	92,358
Equity-based compensation	—	—	—	—	—	7,547	—	—	7,547
Deferred offering costs	—	—	—	—	—	(27,926)	—	—	(27,926)
Tax distributions to non-controlling Opco LLC Interests	—	—	—	—	—	(8,588)	—	—	(8,588)
Reallocation of non-controlling interests	—	—	—	—	—	115,858	—	(115,858)	—
Balance at June 30, 2026	$—	259,971,169	$2	44,457,720	$1	$484,994	$79,320	$107,084	$671,401
See Accompanying Notes to Consolidated/Combined Financial Statements.

FORGENT POWER SOLUTIONS, INC.
CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor			Predecessor
	Year Ended June 30, 2026	Year Ended June 30, 2025	Period from Inception to June 30, 2024	Period from July 1, 2023 to October 31, 2023
Cash Flows from Operating Activities
Net income (loss)	$106,035	$17,446	$(19,202)	$8,461
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	66,899	64,864	21,304	373
Amortization / write off of deferred financing costs	12,987	2,511	4,174	—
Deferred taxes	14,635	(15,733)	(9,836)	(1,485)
Provision (recovery) for credit losses	2,999	(207)	(169)	(79)
Provision for excess or obsolete inventory	10,669	9	349	—
Equity-based compensation	10,036	1,784	653	—
Reduction in carrying amount of ROU asset, operating leases	9,337	8,351	917	296
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(172,657)	(78,510)	(4,418)	(9,431)
Inventory	(142,909)	(34,470)	(3,261)	(4,853)
Prepaid and other assets	(66,465)	(18,493)	(19,598)	5,799
Accounts payable	68,510	35,183	7,834	(6,795)
Accrued expenses	42,815	44,481	9,244	12,093
Deferred revenue	152,964	20,747	8,261	638
Lease liabilities, operating leases	(6,774)	(2,941)	(882)	(284)
Net Cash Provided by (Used in) Operating Activities	109,081	45,022	(4,630)	4,733
Cash Flows from Investing Activities
Purchases of property and equipment	(115,905)	(84,115)	(2,907)	(1,759)
Acquisitions, net of cash acquired	—	—	(741,743)	—
Net Cash Used in Investing Activities	(115,905)	(84,115)	(744,650)	(1,759)
Cash Flows from Financing Activities
Proceeds from issuance of Class A common stock sold in an IPO, net of underwriting discounts and commissions	491,833	—	—	—
Purchase of Opco LLC Interests from Existing Shareholders with proceeds from IPO	(491,833)	—	—	—
Proceeds from issuance of Class A common stock sold in follow-on offerings, net of underwriting discounts and commissions	1,033,131	—	—	—
Purchase of Opco LLC Interests from Existing Shareholders with proceeds from follow-on offerings	(1,033,131)	—	—	—
Proceeds from long-term debt	594,000	—	517,300	—
Payments on long-term debt	(512,610)	(5,173)	(1,017)	—
Debt financing costs	(13,467)	—	(17,060)	—
Line of credit, net	—	—	—	5,255
Distributions to stockholders/members	(1,440)	(13,269)	—	(663)
Distribution to non-controlling Opco LLC Interests	(8,588)	—	—	—
Payment of payables pursuant to the acquisitions	(17,226)	(13,066)	—	—
Capital contributions	—	—	436,453	—
Deferred offering costs	(23,454)	(4,473)	—	—

FORGENT POWER SOLUTIONS, INC.
CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor			Predecessor
	Year Ended June 30, 2026	Year Ended June 30, 2025	Period from Inception to June 30, 2024	Period from July 1, 2023 to October 31, 2023
Net Cash Provided by (Used in) Financing Activities	17,215	(35,981)	935,676	4,592
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	10,391	(75,074)	186,396	7,566
Cash, Cash Equivalents, and Restricted Cash - Beginning of Period	111,322	186,396	—	856
Cash, Cash Equivalents, and Restricted Cash - End of Period	$121,713	$111,322	$186,396	$8,422

Supplemental Cash Flows Information:
Cash paid for interest	$48,163	$54,605	$10,385	$778
Cash paid for taxes	$13,687	$7,392	$10,406	$1,000

Supplemental Non-Cash Investing and Financing Activities:
Recording of deferred tax assets related to exchanges of Class B common stock to Class A common stock	$356,608	$—	$—	$—
Recording of amounts payable pursuant to tax receivable agreement	$338,925	$—	$—	$—
Capital contribution related to tax receivable agreement exchanges of Class B common stock to Class A common stock	$2,315	$—	$—	$—
Reclassification of deferred offering costs to additional paid-in capital	$4,472	$—	$—	$—
Equity issued for Acquisitions	$—	$—	$175,048	$—
Deferred taxes related to reallocation of members' equity	$—	$25,627	$—	$—
Payables pursuant to Acquisitions	$—	$—	$30,292	$—
See Accompanying Notes to Consolidated/Combined Financial Statements.

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Organization and Nature of Business
Forgent Power Solutions, Inc. (the “Company”) was incorporated in Delaware on July 21, 2025 for the purpose of completing an initial public offering (“IPO”) of its Class A common stock, par value $0.00001 per share (“Class A common stock”) and related transactions in order to continue the business of Forgent Power Solutions LLC (“Opco”). After the IPO, the Company became a holding company in an umbrella partnership C corporation (“Up-C”) structure and a sole managing member of Opco with its only material asset consisting of limited liability company interests of Opco (“Opco LLC Interests”).
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
Forgent Intermediate LLC, formerly MGM Transformer Intermediate, LLC, is a Delaware limited liability company that was formed by affiliates of Neos Partners, LP (“Neos”) on September 8, 2023 (such date “Inception”), for the purpose of facilitating a transaction between one of its subsidiaries, US MetalCo Holdings LLC (“US MetalCo”), and MGM Transformer Company and other related entities (“MGM”). Forgent Intermediate LLC is a wholly-owned subsidiary of Forgent Parent I LP (“Forgent Parent I”). An Equity Purchase Agreement (“MGM Agreement”) was entered into effective October 31, 2023 (“MGM Acquisition Date”) by and among (i) US MetalCo and (ii) the sellers of MGM (“MGM Sellers”), whereby the MGM Sellers sold all of the outstanding equity interest in MGM in exchange for cash, equity in Forgent Parent I, and a payable, as set forth in the MGM Agreement (the “MGM Acquisition”). For the period from Inception to the MGM Acquisition Date, Forgent Intermediate LLC’s and US MetalCo’s operations were related solely to organizational activities and the pursuit of the MGM Acquisition, for which it incurred transaction costs that were funded through equity contributions. Forgent Intermediate LLC and US MetalCo (including its subsidiaries) did not hold any other assets or liabilities prior to the MGM Acquisition Date.
In the year ended June 30, 2024, the following acquisitions were completed (collectively, with the MGM Acquisition, the “Business Acquisitions”):
•Affiliates of Neos formed Forgent Parent II LP (“Forgent Parent II”) on February 15, 2024 and on March 13, 2024, a wholly-owned subsidiary of Forgent Parent II acquired all of the equity and controlling financial interests in Allied Trading, Inc., Ares Energy LP (formerly Ares Energy LLC), EMK Solutions and certain other subsidiaries or their predecessor entities (collectively referred to as “PwrQ”);
•Affiliates of Neos formed Forgent Parent III LP (“Forgent Parent III”) on May 22, 2024 and on May 31, 2024, a wholly-owned subsidiary of Forgent Parent III acquired all of the equity and controlling financial interests in States Manufacturing LLC (“States”); and
•On June 14, 2024, a wholly-owned subsidiary of Forgent Intermediate LLC completed the acquisition of TriMagna Industries, LTD. and its subsidiary (collectively referred to as “VanTran”).
On March 25, 2025, Forgent Intermediate LLC formed a new subsidiary, Forgent Power Solutions LLC (“Opco”). On May 7, 2025, Forgent Intermediate LLC formed a new subsidiary, Forgent Intermediate II LLC and contributed all the equity interests of its subsidiaries to Forgent Intermediate II LLC. On May 8, 2025 (the “Combination Date”), Forgent Intermediate II LLC, Forgent Parent II, and Forgent Parent III each contributed all the equity interests of their respective subsidiaries to Opco in exchange for Class A common units of Opco (the “Combination”) such that Opco obtained a controlling interest in PwrQ and States. As described in Note 2, “Summary of Significant Accounting Policies”, the Combination was accounted for as a transaction between entities under common control.
Initial Public Offering
On February 6, 2026, the Company completed its IPO of 19,074,391 shares of Class A common stock sold by the Company and 45,325,609 shares of Class A common stock sold by parent entities of Opco (collectively, the “Selling Stockholders”), in each case, at an IPO price of $27.00 per share.

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
From the IPO, the Company received $491.8 million in proceeds, net of underwriting discounts and commissions, which was used to indirectly purchase 19,074,391 Opco LLC Interests, and Opco utilized the net proceeds it received from the sale of Opco LLC Interests to the Company to redeem Opco LLC Interests from Forgent Parent II LP and Forgent Parent III LP (the “Existing Opco LLC Owners”). The Company did not retain any of the proceeds from the sale of Class A common stock by the Selling Stockholders. Immediately prior to the IPO and following the IPO, Forgent Intermediate LLC was and is a wholly owned subsidiary of the Company and is the managing member and owns all of the limited liability company units of Forgent Intermediate II LLC. In turn, Forgent Intermediate II LLC is the managing member of Opco. Forgent Intermediate LLC and Forgent Intermediate II LLC collectively own a majority of the Opco LLC Interests, and the remaining Opco LLC Interests are owned by the Existing Opco LLC Owners.
As a result of the IPO, the related reorganization transactions that occurred in connection with the IPO (as defined below), and the first and second follow-on offerings (described below), as of June 30, 2026, the Company is the indirect sole managing member of Opco and indirectly owns 85.40% of the economic interests of Opco. Accordingly, the Company consolidates the financial results of Opco and reports a non-controlling interest in the Company’s consolidated/combined financial statements related to the interest held by the Existing Opco LLC Owners.
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
•the Company’s certificate of incorporation (the “Amended and Restated Certificate of Incorporation”) was amended and restated to, among other things, (i) provide for Class A common stock with voting and economic rights, (ii) provide for Class B common stock, par value $0.00001 per share (“Class B common stock”) with voting rights but no economic rights, and (iii) issue 90,167,635 shares of Class B common stock to the former Existing Opco LLC Owners on a one-to-one basis with the number of Opco LLC Interests they owned prior to the IPO;
•Forgent Parent I LP contributed 100% of the equity interests of Forgent Intermediate LLC to the Company in exchange for 210,055,933 shares of Class A common stock of the Company, and Forgent Intermediate LLC merged with and into Forgent Intermediate Merger Sub LLC, with Forgent Intermediate Merger Sub LLC surviving and renamed Forgent Intermediate LLC;
•the acquisition by Forgent Intermediate LLC, by merger, of Opco LLC Interests held by Forgent Blocker I LLC and Forgent Blocker II LLC (each, a “Blocker”), for which the Company issued 4,205,321 shares of Class A common stock as merger consideration (the “Blocker Merger”).
Follow-On Offerings
On March 30, 2026, the Company completed a follow-on offering (the “First Follow-On Offering”) consisting of 10,783,205 shares of Class A common stock offered by the Company and 23,716,795 shares of Class A common stock offered by the Selling Stockholders, including the exercise in full of the underwriters' option to purchase additional shares, at a public offering price of $29.50 per share.
From the First Follow-On offering, the Company received $308.6 million in proceeds, net of underwriting discounts and commissions, which was used to indirectly purchase 10,783,205 Opco LLC Interests, and Opco utilized the net proceeds it received from the sale of Opco LLC Interests to the Company to redeem Opco LLC Interests from the Existing Opco LLC Owners. The Company did not retain any of the proceeds from the sale of Class A common stock by the Selling Stockholders.
On June 1, 2026, the Company completed another follow-on offering (the “Second Follow-On Offering”) consisting of 15,852,319 shares of Class A common stock offered by the Company and 32,769,681 shares of Class A common stock offered by the Selling Stockholders, including the exercise in full of the underwriters' option to purchase additional shares, at a public offering price of $47.00 per share.

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
From the Second Follow-On offering, the Company received $724.6 million in proceeds, net of underwriting discounts and commissions, which was used to indirectly purchase 15,852,319 Opco LLC Interests, and Opco utilized the net proceeds it received from the sale of Opco LLC Interests to the Company to redeem Opco LLC Interests from the Existing Opco LLC Owners. The Company did not retain any of the proceeds from the sale of Class A common stock by the Selling Stockholders.
2.Summary of Significant Accounting Policies
Basis of Accounting and Presentation
The accompanying consolidated/combined financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company uses the U.S. dollar as its functional currency. Gains and losses from foreign currency transactions are included in other income (expense) and are not material to the consolidated/combined financial statements.
Principles of Consolidation (Successor)
The consolidated/combined financial statements include the accounts of Forgent Power Solutions, Inc. and its subsidiaries. The Company consolidates Opco as a variable interest entity in accordance with Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”). A parent of Forgent Parent I LP has the contractual right to appoint a majority of the board of managers of Opco, which has power over Opco, including making all significant economic decisions of Opco, and Forgent Intermediate II LLC owns a majority of the economic interests in Opco. The assets and liabilities of Opco represent substantially all of the Company’s assets and liabilities with the exception of restricted cash, certain income tax balances, and the payable pursuant to the Tax Receivable Agreement.
In the MGM Acquisition, described above and in Note 3, “Acquisitions”, US MetalCo was identified as the acquirer for accounting purposes, and MGM as the acquiree and accounting predecessor. The financial statement presentation distinguishes (i) a “Predecessor” period from July 1, 2023 to October 31, 2023, which reflects the combined financial statements of MGM for the period prior to the MGM Acquisition Date and (ii) the Company’s “Successor” period from Inception to June 30, 2024 and the years ended June 30, 2026 and 2025. The MGM Acquisition was accounted for as a business combination using the acquisition method of accounting, and the assets and liabilities were recorded at their respective fair values on the MGM Acquisition Date.
Additionally, as Forgent Parent I, Forgent Parent II, and Forgent Parent III were under common control of an affiliate of Neos at the Combination Date, the Combination was accounted for as a combination of entities under common control whereby the assets and liabilities contributed were recorded at their historical carrying amounts. Accordingly, the Successor period includes the results of the subsidiaries contributed by Forgent Parent II and Forgent Parent III from the dates the entities were formed as disclosed in Note 1. The affiliate of Neos accounted for the acquisitions of States and PwrQ as business combinations using the acquisition method of accounting, and the assets and liabilities were recorded at their respective fair values on their respective acquisition dates.
All intercompany balances and transactions have been eliminated in consolidation.
Principles of Combination (Predecessor)
The Predecessor is not a legal entity. Prior to the MGM Acquisition Date, MGM Transformer Company and other related entities were under common control by individuals in the same immediate family and are combined based on the principle of common control for the Predecessor period. All intercompany balances and transactions have been eliminated in combination.
Non-controlling Interests
The non-controlling interests on the consolidated/combined statement of operations represent the portion of earnings or loss attributable to the economic interest in the Company’s subsidiary, Opco, held by the Existing Opco LLC Owners. Non-controlling interests on the consolidated balance sheet represent the portion of net assets of the Company attributable to the Existing Opco LLC Owners, based on the portion of the Opco LLC Interests owned by such unit holders. As of June 30, 2026, the non-controlling interests were 14.60%.

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In the Successor financial statements, prior to the Combination, the non-controlling interest represents the interests in Forgent Parent II and Forgent Parent III not held by an affiliate of Neos. Such amounts were initially recognized at the fair values of the non-controlling interests on the dates that an affiliate of Neos obtained control of States and PwrQ. Prior to the Combination, the Company used the hypothetical liquidation at book value (HLBV) approach to measure the non-controlling interests. Under HLBV, the non-controlling interests are calculated as the amount that would be paid to non-controlling interest holders upon a hypothetical liquidation of the entity at book value as of the reporting date.
Upon the exchange of equity in Opco on the Combination Date, Forgent Intermediate LLC recognized non-controlling economic interests in Opco for the interests in Opco that are held by Forgent Parent II and Forgent Parent III, both which are controlled by an affiliate of Neos. On the Combination Date, the non-controlling interests held by Forgent Parent II and Forgent Parent III were adjusted to reflect their collective ownership in the net assets of Opco, which was approximately 31% of the equity of Opco. This transaction was accounted for as an equity transaction, because the affiliate of Neos retained control of the Company, States and PwrQ before and after the Combination. From the Combination Date through June 30, 2025, the non-controlling interests held by Forgent Parent II and Forgent Parent III are allocated 31% of the net income (loss) of Opco.
Black-Line Adjustments
These consolidated/combined financial statements presented for the Predecessor and Successor exclude certain costs incurred by MGM that were solely contingent on the acquisition of MGM by the Company. Such costs, referred to as Black-Line adjustments include certain charges that were incurred due to the acquisition, that were not recognized in the accompanying combined financial statements, but have been recognized for tax purposes. The Predecessor recognized $76.4 million in Black-Line adjustments of which $65.5 million related to employee bonuses and $10.9 million related to investment banker fees. Both the employee bonuses and investment banker fees were solely contingent on the acquisition of MGM. The employee bonuses were paid in accordance with agreements with various members of management that were executed in 2022 and did not require any future service period.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimated profit on contracts recognized over time measured using the input method, variable consideration on revenue, allowance for credit losses, reserve for excess and obsolete inventory, warranty liability, incremental borrowing rates on operating leases, income taxes, uncertain tax positions, fair value of net assets acquired, liabilities assumed and equity-based consideration issued in a business combination, equity-based compensation, useful lives of property and equipment, useful lives of intangible assets, and the payable related to the tax receivable agreement.
Cash and Cash Equivalents
The Company considers cash and cash equivalents to include cash on hand, cash held in demand deposit accounts, and all highly liquid financial instruments purchased with a maturity of three months or less.
Restricted Cash
Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated/combined statements of cash flows. Restricted cash is restricted as to withdrawal or use under the Opco LLC Agreement for future payments under the Tax Receivable Agreement (described below) and totaled $24.2 million as of June 30, 2026.

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of cash, cash equivalents, and restricted cash to the consolidated/combined statements of cash flows is as follows (in thousands):

	As of June 30,
	2026	2025
Cash and cash equivalents	$97,477	$111,322
Restricted cash included in prepaid and other current assets	24,236	—
Total cash, cash equivalents, and restricted cash	$121,713	$111,322
Accounts Receivable
Accounts receivable is comprised of amounts billed and unbilled to customers, net of an allowance for credit losses. Unbilled receivables as of June 30, 2026 and 2025 was $94.5 million and $12.5 million, respectively. The allowance for credit losses is estimated by management and is based on specific information about customer accounts, past loss experience, general economic conditions, and reasonable forecasts. Periodically, management reviews the accounts receivable balances of its customers and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have failed although collection efforts may continue.
Inventory
Inventory consist of raw materials, work in process, and finished goods. Inventory is stated at the lower of cost or net realizable value. Cost is calculated using the weighted average cost method. Provisions are made to reduce excess or obsolete inventory to its estimated net realizable values.
Property and Equipment
Property and equipment acquired in business combinations are recorded at fair value at the date of acquisition; all other property and equipment are recorded at cost. Improvements, betterments, and replacements which significantly extend the life of an asset are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Repair and maintenance costs are expensed as incurred.
A gain or loss on the sale of property and equipment is calculated as the difference between the cost of the asset disposed of, net of accumulated depreciation, and the sales proceeds received. A gain or loss on an asset disposal is recognized in the period that the sale occurs.
Amortizable and Other Intangible Assets
The Company amortizes identifiable intangible assets consisting of customer relationships, trade names, backlog, and noncompete agreements because these assets have finite lives. The Company’s intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives. The basis of amortization approximates the pattern in which the assets are utilized over their estimated useful lives. The Company reviews for impairment indicators of finite-lived intangibles, as described below in the “Impairment of Long-Lived Assets” significant accounting policy.
Impairment of Long-Lived Assets
When events, circumstances, or operating results indicate that the carrying values of long-lived assets might not be recoverable through future operations, the Company prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Fair value is estimated based upon internal evaluation of each asset that includes quantitative analyses of net revenues and cash flows, review of recent sales of similar assets, and market responses based upon discussions in connection with offers received from potential buyers. Management determined there was no impairment for the periods presented.

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Business Combinations
Business combinations are accounted for using the acquisition method of accounting. The purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. Significant judgments and estimates are used in determining the fair values of the assets acquired, liabilities assumed and equity consideration and useful lives of property and equipment and intangible assets. Contract assets and contract liabilities acquired in a business combination are recognized and measured in accordance with ASC 606 as if the Company had originated the contracts. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is assigned to goodwill.
Goodwill Impairment
The Company evaluates goodwill for impairment annually, or more frequently if indicators of impairment exist. The Company may assess goodwill for impairment using the qualitative approach, or the Company may bypass the qualitative approach and perform a quantitative assessment to determine whether goodwill is impaired. The qualitative assessment evaluates factors including macroeconomic conditions, industry-specific and company-specific considerations, legal and regulatory environments, and historical performance. If the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is then performed. Otherwise, no further assessment is required. The quantitative approach compares the estimated fair value of the reporting unit to its carrying amount, including goodwill. Impairment is indicated if the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, and an impairment charge is recognized for the differential, not to exceed the total amount of goodwill allocated to the reporting unit.
Deferred Offering Costs
Deferred offering costs consist primarily of registration fees, filing fees, listing fees, specific legal and accounting costs and transfer agent fees, which are direct and incremental fees related to the IPO and follow-on offerings. The deferred offering costs will be offset against the initial public offering and follow-on offerings proceeds. As of June 30, 2026, the Company had incurred $27.9 million in deferred offering costs, which are reported as additional paid-in capital on the consolidated balance sheets.
Deferred Financing Costs
Costs incurred to issue debt are capitalized and recorded net of the related debt and amortized using the effective interest method as a component of interest expense over the terms of the related debt agreement.
Revenue Recognition
The Company recognizes revenue from the sale of manufactured products and services when control of promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Control is transferred when the customer has the ability to direct the use of and obtain benefits from the goods or services.
The Company determines the transaction price for each contract entered into based on the consideration expected to be received. When multiple performance obligations exist within the contract, the transaction price identified is allocated to each distinct performance obligation to deliver a good or service based on the relative standalone selling price. Management has concluded that the prices negotiated with each individual customer approximates the standalone selling price of the product or service.
The majority of the Company’s sales agreements contain performance obligations satisfied over time as control is transferred to the customer for the sale of manufactured products with no alternative use and an enforceable right of payment. Revenue from manufactured products is recognized over time using either the output method, based upon units manufactured, or the input method, based on costs incurred relative to total estimated project costs. For manufactured products sold that do not meet the criteria to be recognized over time, revenue is recognized at the point in time when control is transferred to the customer, which generally occurs when the manufactured product has been shipped or delivered to the customer, depending on shipping terms. Revenue from service contracts, including installation, repair, preventive maintenance, and commissioning are recorded over time, as services are provided, using the input method of costs incurred in relations to the estimated contract costs to complete, or straight-line for stand-ready contracts, because the customer simultaneously receives and consumes the benefit as we perform the services.

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Payments from customers are typically received upon acceptance of an order by the Company, during the design and production phases as certain milestones are achieved, and/or following shipment of the manufactured goods to the customer. Payments received in advance for manufactured products are recorded as deferred revenue and recognized as revenue when the revenue recognition criteria are met. For service contracts, a contract asset is recorded for revenue recognized in excess of billings, recorded within prepaid and other current assets on the consolidated balance sheets, and a contract liability is recognized when contractual billings to customers exceed revenue, recorded as deferred revenue on the consolidated balance sheets.
The Company records reductions to revenue for estimated customer rebates at the time of the initial sale. Rebates are estimated based on sales terms, historical experience, trend analysis, and projected market conditions in the various markets served.
The Company has elected to adopt certain practical expedients and exemptions such as (i) recording sales commissions as incurred because the amortization period is less than one year, (ii) excluding any collected sales tax amounts from the calculation of revenue, and (iii) accounting for shipping and handling activities that are incurred after the customer has obtained control of the product as fulfillment costs rather than a separate service provided to the customer for which consideration would need to be allocated (see “Shipping and Handling”).
Shipping and Handling
The Company accounts for shipping and handling related to contracts with customers as costs to fulfill its promise to transfer the associated products and are included as a component of cost of revenues. Accordingly, amounts billed to customers for such costs are recorded as a component of revenues in the accompanying consolidated/combined statements of operations.
Treasury Stock
The Company accounts for treasury stock under the cost method.
Equity-Based Compensation
The Company recognizes equity-based compensation expense based on the equity award’s grant date fair value. The determination of the fair value of equity awards, including restricted stock units (“RSUs”), issued to employees of the Company is based upon the closing market price of the Company's common stock on the grant date. The determination of the fair value of pre-IPO equity awards is based on the underlying unit price and a number of assumptions, including volatility, performance period, risk-free interest rate, and expected dividends. The Company accounts for forfeitures as they occur. The grant date fair value of each unit is amortized on a straight-line basis over the requisite service period.
Earnings per Share (“EPS”)
Basic EPS is computed by dividing net income (loss) attributable to the Company by the weighted-average number of shares of Class A common stock outstanding during the period.
Diluted EPS is computed by dividing net income (loss) attributable to the Company, adjusted for the assumed exchange of Opco LLC Interests (together with the corresponding shares of Class B common stock), by the weighted average shares of Class A common stock outstanding during the period, adjusted for the effect of potentially dilutive securities. For Diluted EPS, share counts used in the calculations are adjusted for deemed repurchases using the treasury stock method for restrictive stock units and the if-converted method for the exchangeable Opco LLC Interests (together with the corresponding shares of Class B common stock), if dilutive.

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Warranty Liability
The Company offers an assurance type warranty for its products against manufacturer defects that does not contain a service element. For these assurance type warranties, a provision for estimated future costs related to warranty expense is recorded when they are probable and reasonably estimable. This provision is based on historical information on the nature, frequency and average cost of claims for each product line. When little or no experience exists for an immature product line, the estimate is based on comparable product lines. Specific reserves are established once an issue is identified with the amounts for such reserves based on the estimated cost of correction. These estimates are re-evaluated on an ongoing basis using best-available information and revisions to estimates are made as necessary. As of June 30, 2026 and 2025, the estimated accrued warranty reserve was $10.4 million and $2.7 million, respectively, which are reported as accrued expenses on the consolidated balance sheets.
The following is the activity of the warranty liability (in thousands):

	Successor			Predecessor
	Year Ended June 30, 2026	Year Ended June 30, 2025	Period from Inception to June 30, 2024	Period from July 1, 2023 to October 31, 2023
Beginning balance	$2,670	$1,171	$972	$160
Warranty expense	13,386	1,572	385	187
Payments	(5,610)	(73)	(186)	(175)
Ending balance	$10,446	$2,670	$1,171	$172
Concentrations of Credit Risk
The Company has cash and cash equivalents deposited at certain financial institutions which, at times, may exceed the limits provided by the Federal Deposit Insurance Corporation. The Company has not experienced any losses on such amounts and believes it is not subject to significant credit risk related to cash balances.
During the year ended June 30, 2026, the Company had one customer whose revenues were greater than 10% of revenues. This customer represented approximately 11% of revenues and 15% of accounts receivable. During the year ended June 30, 2025, the Company had no customers whose revenues were greater than 10% of revenues or 10% of accounts receivable.
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
The fair values of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and payables pursuant to acquisitions approximate their carrying values due to their short maturities. The long-term debt is Level 2 in the fair value hierarchy, and the carrying value of the Senior Secured Debt approximates its fair values, as it is based on current market rates at which the Company could borrow funds with similar terms.

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Leases
The Company follows the provisions of ASC 842 where its operating lease arrangements are comprised primarily of real estate agreements. The Company determines if an arrangement contains a lease at inception based on whether it conveys the right to control the use of an identified asset in exchange for consideration. Lease right-of-use assets (“ROU assets”) and associated lease liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term, including payment escalations explicit in the lease or based on an index or rate. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Certain lease agreements may include one or more options to extend or terminate a lease. Lease terms, which range from approximately 2-12 years, are inclusive of these options if it is reasonably certain that the Company will exercise such options.
ROU assets also include any initial direct costs and prepayments less lease incentives. As most of the Company’s leases do not provide an implicit rate, the Company’s incremental borrowing rate is used and is based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. Lease expense is recognized on a straight-line basis over the lease term.
ROU assets and the corresponding operating lease liabilities are separately presented in the Company’s consolidated balance sheets. The Company elected to apply the short-term measurement and recognition exemption in which the ROU assets and lease liabilities are not recognized for short-term leases. The Company also elected to apply the practical expedient to consider non-lease components as a part of the lease. The Company’s leases contain certain common area maintenance expenses which are variable and expensed as incurred on a month-to-month basis.
As of both June 30, 2026 and 2025, the Company leased all of its manufacturing campuses and office facilities under operating lease arrangements.
Income Taxes (Successor)
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
The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the statutory enactment date. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. A liability for unrecognized tax benefits is recorded for any tax benefits claimed in the Successor’s tax returns that do not meet these recognition and measurement standards.
The Company recognizes penalties and interest related to uncertain tax positions within the provision for income taxes. No material interest or penalties were incurred in the periods presented.

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes (Predecessor)
The significant entity of the Predecessor is a corporation for U.S. federal income tax purposes. However, other entities of the Predecessor are passthrough entities not subject to U.S. federal income taxes. For the significant entity, Forgent Intermediate LLC recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the statutory enactment date. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. A liability for unrecognized tax benefits is recorded for any tax benefits claimed in the Predecessor’s tax returns that do not meet these recognition and measurement standards.
The Predecessor recognizes penalties and interest related to uncertain tax positions within the provision for income taxes. No material interest or penalties were incurred in the period presented.
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
The Company accounts for amounts payable under the TRA in accordance with ASC Topic 450, Contingencies. As such, subsequent changes in the value of the tax receivable agreement liability between reporting periods are recognized in the statement of operations. See Note 12, “Payable Pursuant to the Tax Receivable Agreement” for additional information on the TRA.
Advertising Expenses
Advertising expenses are expensed as incurred. Advertising expenses for the years ended June 30, 2026 and 2025 were not material to our consolidated/combined financial statements.
Research and Development Expenses
Research and development expenses are expensed as incurred. Research and development expenses for the years ended June 30, 2026 and 2025 were not material to our consolidated/combined financial statements.
Segment Reporting
ASC 280 (“Segment Reporting”) establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one operating and reportable segment.

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.Acquisitions
Acquisition of MGM
On the MGM Acquisition Date, the Company and its affiliates acquired 100% of the outstanding equity and assets of MGM in exchange for cash, equity in Forgent Parent I and a payable to the MGM Sellers. The acquisition resulted in an ownership change in MGM and was accounted for as a business combination using the acquisition method of accounting. The aggregate purchase price was $424.7 million, consisting of $365.6 million in cash, $46.1 million in equity of Forgent Parent I and a $13.0 million payable to the MGM Sellers. The cash portion of the purchase price was funded by a capital contribution and proceeds from the Senior Debt. The fair value of the equity was determined using the value of other contributions received from other investors as of the MGM Acquisition Date, which was $36.0 million, and the fair value of the equity using an option pricing model, which was $10.1 million. The purchase price paid in the acquisition has been allocated to record the acquired assets and liabilities assumed at their fair values. When determining the fair value of the assets acquired and liabilities assumed, management made significant estimates, judgments and assumptions. Management estimated that consideration paid exceeded the fair value of the net assets acquired. Therefore, goodwill of $216.7 million was recorded. The goodwill recognized was primarily attributable to the product quality track record, workforce, available excess capacity and future cash flows of the acquired business. Approximately 87% of the goodwill is not deductible for tax purposes.
The estimated fair value allocated to property and equipment, identifiable intangible assets and goodwill was determined by management based on a combination of market, cost and income approaches with the assistance of an independent third-party valuation. The estimated useful lives of the customer relationship, trade names, backlog and noncompete agreements are 15 years, 15 years, 1 year and 5 years, respectively. The estimated weighted-average useful lives was 13.2 years for finite lived intangible assets. The following table includes the estimated fair value of the assets acquired and the liabilities assumed (in thousands):

MGM
Assets acquired:
Cash and cash equivalents	$8,422
Accounts receivable	40,163
Inventory	47,230
Prepaid and other current assets	8,212
Total current assets	104,027
Property and equipment	10,492
Operating lease right of use assets	2,702
Goodwill	216,733
Other Intangible assets:
Customer relationships	68,720
Trade names	49,640
Backlog	15,810
Noncompete agreements	3,110
Total assets acquired	471,234
Liabilities assumed:
Accounts payable	(4,019)
Accrued expenses	(13,922)
Deferred revenue	(2,205)
Operating lease liabilities, current portion	(419)
Total current liabilities	(20,565)
Deferred tax liability	(23,669)
Operating lease liabilities, less current portion	(2,283)
Total liabilities assumed	(46,517)
Net assets acquired	$424,717

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Forgent Intermediate LLC expensed acquisition related costs of $12.0 million related to the MGM Acquisition of which $2.2 million are included in transaction costs for the period from July 1, 2023 to October 31, 2023 (Predecessor) and $9.8 million are included in transaction costs for the period from Inception to June 30, 2024 (Successor).
Acquisition of PwrQ
Affiliates under common control acquired 100% of the outstanding equity of PwrQ on March 13, 2024 in exchange for cash, equity in Forgent Parent II and a payable to the seller. The aggregate purchase price was $103.0 million, consisting of $57.0 million in cash, $44.9 million in equity of Forgent Parent II and a $1.1 million payable to the seller. The cash portion of the purchase price was funded by capital contributions. The acquisition resulted in an ownership change and was accounted for as a business combination using the acquisition method of accounting. Forgent Intermediate LLC acquired PwrQ to expand its portfolio of electrical distribution products and services. The fair value of the equity determined using the value of other contributions received from other investors as of the acquisition date was $37.8 million and the fair value of the equity using an option pricing model was $7.1 million. The purchase price paid in the acquisition has been allocated to record the acquired assets and liabilities assumed at their fair value based upon their estimated fair value. When determining the fair value of the assets acquired and liabilities assumed, management made significant estimates, judgments and assumptions. Management estimated that consideration paid exceeded the fair value of the net assets acquired. Therefore, goodwill of $44.7 million was recorded. The goodwill recognized was primarily attributable to the product quality track record, workforce, available excess capacity and future cash flows of the acquired business. Approximately 50% of the goodwill is not deductible for tax purposes. The estimated fair value allocated to property and equipment, identifiable intangible assets and goodwill was determined by management based on a combination of market, cost and income approaches with the assistance of an independent third-party valuation. The estimated useful lives of the customer relationship, trade names, backlog and noncompete agreements are 12 years, 3-5 years, 1 year and 5 years, respectively. The estimated weighted-average useful lives was 9.8 years for finite lived intangible assets. The following table includes the estimated fair value of the assets acquired and the liabilities assumed (in thousands):

PwrQ
Assets acquired:
Cash and cash equivalents	$20,125
Accounts receivable	21,965
Inventory	8,551
Prepaid and other current assets	7,612
Total current assets	58,253
Property and equipment	933
Operating lease right of use assets	2,545
Goodwill	44,709
Other Intangible assets:
Customer relationships	27,700
Trade names	3,200
Backlog	2,700
Noncompete agreements	4,000
Total assets acquired	144,040
Liabilities assumed:
Accounts payable	(7,232)
Accrued expenses	(5,274)
Deferred revenue	(23,136)
Operating lease liabilities, current portion	(621)
Total current liabilities	(36,263)
Deferred tax liability	(2,884)
Operating lease liabilities, less current portion	(1,924)
Total liabilities assumed	(41,071)
Net assets acquired	$102,969

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Forgent Intermediate LLC expensed acquisition related costs of $6.7 million related to the acquisition for the period from Inception to June 30, 2024 (Successor), which are included in operating expenses as transaction costs. For the period from Inception to June 30, 2024, PwrQ net sales were $36.0 million and net loss was $1.9 million which are included in revenues and income (loss) before tax benefit (expense), respectively, on the consolidated/combined statements of operations.
Acquisition of States
Affiliates under common control acquired 100% of the outstanding equity of States on May 31, 2024 in exchange for cash and equity in Forgent Parent III. The aggregate purchase price was $68.5 million, consisting of $37.0 million in cash and $31.5 million in equity of Forgent Parent III. The cash portion of the purchase price was funded by a capital contribution. The acquisition resulted in an ownership change and was accounted for as a business combination using the acquisition method of accounting. Forgent Intermediate LLC acquired States to expand its portfolio of electrical distribution products and services. The fair value of the equity was determined using the value of other contributions received from other investors as of the acquisition date. The purchase price paid in the acquisition has been allocated to record the acquired assets and liabilities assumed at their fair value based upon their estimated fair value. When determining the fair value of the assets acquired and liabilities assumed, management made significant estimates, judgments and assumptions. Management estimated that consideration paid exceeded the fair value of the net assets acquired. Therefore, goodwill of $25.1 million was recorded. The goodwill recognized was primarily attributable to the product quality track record, workforce, available excess capacity and future cash flows of the acquired business. The goodwill is not deductible for tax purposes. The estimated fair value allocated to property and equipment, identifiable intangible assets and goodwill was determined by management based on a combination of market, cost and income approaches with the assistance of an independent third-party valuation. The estimated useful lives of the customer relationship, trade names, backlog and noncompete agreements are 15 years, 15 years, 1.5 years and 5 years, respectively. The estimated weighted-average useful lives was 12.7 years for finite lived intangible assets. The following table includes the estimated fair value of the assets acquired and the liabilities assumed (in thousands):

States
Assets acquired:
Cash and cash equivalents	$179
Accounts receivable	2,266
Inventory	16,793
Prepaid and other current assets	150
Total current assets	19,388
Property and equipment	4,212
Operating lease right of use assets	2,464
Goodwill	25,053
Other Intangible assets:
Customer relationships	13,234
Trade names	21,156
Backlog	6,857
Noncompete agreements	346
Total assets acquired	92,710
Liabilities assumed:
Accounts payable	(3,176)
Accrued expenses	(1,174)
Deferred revenue	(17,569)
Operating lease liabilities, current portion	(327)
Total current liabilities	(22,246)
Operating lease liabilities, less current portion	(1,976)
Total liabilities assumed	(24,222)
Net assets acquired	$68,488

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Forgent Intermediate LLC expensed acquisition related costs of $3.5 million related to the acquisition for the period from Inception to June 30, 2024 (Successor), which are included in operating expenses as transaction costs. For the period from Inception to June 30, 2024, States net sales were $5.0 million and net loss was $2.4 million which are included in revenues and income (loss) before tax benefit (expense), respectively, on the consolidated/combined statements of operations.
Acquisition of VanTran
On June 14, 2024, US MetalCo acquired 100% of the outstanding equity of VanTran in exchange for cash, equity in Forgent Parent I and a payable to the sellers. The acquisition resulted in an ownership change and is being accounted for as a business combination using the acquisition method of accounting. The aggregate purchase price was $432.7 million, consisting of $364.0 million in cash, $52.6 million in equity of the Forgent Parent I and a $16.1 million payable to sellers. The cash portion of the purchase price was funded by a capital contribution and proceeds from the Senior Debt. Forgent Intermediate LLC acquired VanTran to expand its portfolio of electrical distribution products and services. The fair value of the equity determined using the value of other contributions received from other investors as of June 14, 2024 was $40.0 million and the fair value of the equity using an option pricing model was $12.6 million. The purchase price paid in the acquisition has been allocated to record the acquired assets and liabilities assumed at their fair value based upon their estimated fair value. When determining the fair value of the assets acquired and liabilities assumed, management made significant estimates, judgments and assumptions. Management estimated that consideration paid exceeded the fair value of the net assets acquired. Therefore, goodwill of $230.1 million was recorded. The goodwill recognized was primarily attributable to the product quality track record, workforce, available excess capacity and future cash flows of the acquired business and is not deductible for tax purposes.

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated fair value allocated to property and equipment, identifiable intangible assets and goodwill was determined by management based on a combination of market, cost and income approaches with the assistance of an independent third-party valuation. The estimated useful lives of the customer relationship, trade names, backlog and noncompete agreements are 15 years, 15 years, 2 years and 5 years, respectively. The estimated weighted-average useful lives was 12.1 years for finite lived intangible assets. The following table includes the estimated fair value of the assets acquired and the liabilities assumed (in thousands):

VanTran
Assets acquired:
Cash and cash equivalents	$53,079
Accounts receivable	12,272
Inventory	7,630
Prepaid and other current assets	2,751
Total current assets	75,732
Property and equipment	12,861
Operating lease right of use assets	2,855
Goodwill	230,134
Other Intangible assets:
Customer relationships	103,548
Trade names	51,583
Backlog	43,087
Noncompete agreements	1,398
Total assets acquired	521,198
Liabilities assumed:
Accounts payable	(4,499)
Accrued expenses	(5,446)
Deferred revenue	(38,977)
Operating lease liabilities, current portion	(199)
Total current liabilities	(49,121)
Deferred tax liability	(36,707)
Operating lease liabilities, less current portion	(2,656)
Total liabilities assumed	(88,484)
Net assets acquired	$432,714
Forgent Intermediate LLC expensed acquisition related costs of $5.1 million related to the VanTran acquisition which are included in transaction costs in the consolidated/combined statements of operations for the period from Inception to June 30, 2024 (Successor).
For the period from Inception to June 30, 2024, VanTran net sales were $6.1 million which are included in revenues from the acquisition and $0.1 million included in income (loss) before tax benefit (expense) on the consolidated/combined statements of operations.

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pro Forma Financial Information (unaudited)
The unaudited pro forma financial information below gives effect to the MGM, PwrQ, States, and VanTran acquisitions as if they had been completed on July 1, 2023. The pro forma results of operations are presented for informational purposes only. As such, they are not necessarily indicative of the Company’s results had the acquisitions been completed on July 1, 2023, nor do they intend to represent the Company’s future results. The unaudited pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions and does not reflect additional revenue opportunities following the acquisitions. The supplemental pro forma disclosures in the table below include adjustments for (i) depreciation and amortization expense that would have been recognized related to the acquired property and equipment and intangibles, (ii) incremental interest expense associated with borrowings under our Senior Debt, (iii) the estimated income tax effect on the pro forma adjustments (in thousands):

Year Ended June 30, 2024
Revenues	$482,714
Net Loss	$(28,093)
4.Recent Accounting Pronouncements
Adopted
Effective June 30, 2026, the Company adopted Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on a prospective basis. This ASU enhances disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The adoption of the amended guidance resulted in expanded disclosures in Note 11, “Income Taxes” in this report but did not have a significant impact on the Company’s consolidated/combined financial statements.
Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated/combined financial statements and related disclosures.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated/combined financial statements.
5.Accounts Receivable, net
Accounts receivable, net consisted of the following (in thousands):

	June 30,
	2026	2025
Accounts receivable	$333,728	$161,827
Less: allowance for credit losses	(4,100)	(1,857)
Accounts Receivable, net	$329,628	$159,970

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is the activity of the allowance for credit losses on accounts receivable (in thousands):

	Successor			Predecessor
	Year Ended June 30, 2026	Year Ended June 30, 2025	Period from Inception to June 30, 2024	Period from July 1, 2023 to October 31, 2023
Beginning balance	$(1,857)	$(2,598)	$—	$(1,516)
Acquisitions	—	—	(2,820)	—
(Provision) recovery for credit losses	(2,999)	207	169	79
Write-offs and other adjustments	756	534	53	16
Ending balance	$(4,100)	$(1,857)	$(2,598)	$(1,421)
6.Inventory, net
Inventory, net consisted of the following (in thousands):

	June 30,
	2026	2025
Raw materials	$210,484	$85,528
Work in process	23,242	23,549
Finished goods	24,665	11,169
Less: allowance for slow-moving and excess inventory	(8,574)	(2,669)
Inventory, net	$249,817	$117,577
The following is the activity of the allowance for slow-moving and excess inventory (in thousands):

	Successor			Predecessor
	Year Ended June 30, 2026	Year Ended June 30, 2025	Period from Inception to June 30, 2024	Period from July 1, 2023 to October 31, 2023
Beginning balance	$(2,669)	$(3,922)	$—	$(1,457)
Acquisitions	—	—	(3,638)	—
Provision for slow-moving and excess inventory	(10,669)	(9)	(349)	—
Write-offs	4,764	1,262	65	—
Ending balance	$(8,574)	$(2,669)	$(3,922)	$(1,457)

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	Estimated Useful Lives (Years)	June 30,
		2026	2025
Machines and equipment	3-10	$87,833	$41,067
Leasehold improvements	7-10	73,344	40,422
Vehicles	5	1,426	1,386
Furniture and fixtures	3-7	3,980	1,253
Software	3-7	3,941	3,501
Construction in progress	—	58,807	27,891
		229,331	115,520
Less: accumulated depreciation		(24,374)	(7,350)
Property and equipment, net		$204,957	$108,170
Construction in progress is primarily related to the expansion of both new and currently leased manufacturing campuses. These assets will be placed in service and reclassified to machinery and equipment and leasehold improvements when the related projects are complete.
Depreciation expense for the years ended June 30, 2026 and 2025, the period from Inception to June 30, 2024, and the period from July 1, 2023 to October 31, 2023 (Predecessor) was $19.0 million, $6.2 million, $1.2 million, and $0.4 million, respectively. During the year ended June 30, 2026, $14.7 million and $4.3 million were allocated to cost of revenues and operating expenses, respectively. During the year ended June 30, 2025, $5.3 million and $0.9 million were allocated to cost of revenues and operating expenses, respectively. During the period from Inception to June 30, 2024, $0.9 million and $0.3 million were allocated to cost of revenues and operating expenses, respectively. During the period from July 1, 2023 to October 31, 2023 (Predecessor), $0.3 million and $0.1 million were allocated to cost of revenues and operating expenses, respectively.
8.Goodwill and Other Intangible Assets, net
Goodwill
Goodwill totaled $516.6 million as of both June 30, 2026 and 2025 and relates to prior acquisitions. During the years ended June 30, 2026 and 2025, there were no impairment charges related to goodwill, and as of both June 30, 2026 and 2025, there was no accumulated impairment related to goodwill.

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Intangible Assets
Other intangible assets, net consisted of the following (in thousands):

	Estimated Useful Lives (Years)	June 30,
		2026	2025
Amortizable:
Costs:
Customer relationships	12-15	$213,202	$213,202
Trade names	3-15	125,579	125,579
Backlog	1-2	68,454	68,454
Noncompete agreements	5	8,854	8,854
Trademarks	10	94	—
Total amortizable intangibles		416,183	416,089
Accumulated amortization:
Customer relationships		(33,458)	(18,784)
Trade name		(20,566)	(11,634)
Backlog		(68,454)	(45,963)
Noncompete agreements		(4,208)	(2,437)
Trademarks		(7)	—
Total accumulated amortization		(126,693)	(78,818)
Other intangible assets, net		$289,490	$337,271
Amortization expense for the years ended June 30, 2026 and 2025 and the period from Inception to June 30, 2024 was $47.9 million, $58.7 million, and $20.1 million, respectively.
Estimated future annual amortization expense for the above amortizable intangible assets are as follows (in thousands):

For the Year Ending June 30,
2027	$25,290
2028	25,054
2029	24,259
2030	22,843
2031	22,843
Thereafter	169,201
$289,490
9.Supplemental Balance Sheet Information
Prepaid and other current assets consisted of the following (in thousands):

	June 30,
	2026	2025
Vendor deposits	$62,972	$34,906
Prepaid expenses	23,651	10,859
Restricted cash	24,236	—
Contract assets	20,038	4,049
Other	10,272	6,464
Prepaid and other current assets	$141,169	$56,278

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accrued expenses consisted of the following (in thousands):

	June 30,
	2026	2025
Accrued compensation	$46,005	$20,363
Accrued commissions	5,421	2,822
Accrued rebates	2,452	1,897
Accrued taxes	16,028	11,559
Accrued warranty	10,446	2,670
Accrued interest	793	4,967
Accrued purchases	14,143	5,233
Accrued legal and accounting	3,345	5,273
Accrued sponsor fees and expenses	—	11,040
Other accrued expenses	23,723	13,717
Accrued expenses	$122,356	$79,541
10.Long-Term Debt
Long-term debt consists of the following (in thousands):

	June 30,
	2026	2025
Term Loan Facility	$598,500	$—
Revolving Facility	—	—
2023 Term Loan Facility	—	511,112
2023 Revolving Facility	—	—
Less: discount and deferred financing costs	(16,325)	(9,005)
Total debt, net of discount and deferred financing costs	582,175	502,107
Less: current portion	(6,000)	(5,173)
Long-term debt, net current portion	$576,175	$496,934
Senior Credit Agreement
On December 19, 2025, our wholly owned subsidiaries Forgent Power LLC (f/k/a Forgent Intermediate IV LLC), a Delaware limited liability company (the “Parent Borrower”), and Forgent Intermediate III LLC (“Holdings”) and certain other of our wholly owned subsidiaries (together with the Parent Borrower, collectively, the “Borrowers”) entered into a senior credit agreement (the “Senior Credit Agreement”) with the lenders and issuing banks party thereto and Jefferies Finance LLC, as administrative agent and as collateral agent, consisting of (a) an initial term loan credit facility in an original principal amount equal to $600 million (the “2025 Term Loan Facility” and the loans thereunder, the “2025 Term Loans”) and (b) a revolving credit facility with commitments in an original principal amount equal to $250 million, including a $50 million sublimit for letters of credit and a $25 million sublimit for swingline loans (the “Revolving Facility”).
The 2025 Term Loan Facility was issued at a 1% discount, resulting in net proceeds of approximately $594 million.
On June 23, 2026, Holdings and the Borrowers entered into Amendment No. 1 to the Senior Credit Agreement (“Amendment No. 1”), pursuant to which, among other things, (1) the Borrowers refinanced in full the outstanding term loans under the 2025 Term Loan Facility with a new tranche of term loans in an aggregate original principal amount of $600 million (the 2025 Term Loan Facility, as amended, the “Term Loan Facility” and the loan thereunder, the “Term Loans”) at a lower interest rate compared to the 2025 Term Loans, and (2) the interest rates applicable to the loans under the Revolving Facility (together with the Term Loan Facility, collective, the “Senior Credit Facilities”) were decreased. The refinancing of the 2025 Term Loan Facility was effected through a combination of cashless rollovers by certain existing lenders and borrowings from new lenders.

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Term Loan Facility matures on December 19, 2032, and the Revolving Facility matures on December 19, 2030. As of June 30, 2026, no amounts were outstanding under the Revolving Facility, and $598.5 million was outstanding under the Term Loan Facility.
The obligations of the Borrowers under the Senior Credit Agreement (as defined in the Senior Credit Agreement) are guaranteed by the Guarantors and are secured by first priority security interests on all or substantially all of the Loan Parties’ (as defined in the Senior Credit Agreement) assets (subject to certain customary exceptions).
Interest Rate
As of June 30, 2026, the Senior Credit Facilities bore interest based on, at the option of the Parent Borrower, (1) a “base rate” (defined as the highest rate of: a) the NYFRB in effect on such day plus 0.5%, b) the one-month Term SOFR, a forward-looking interest rate benchmark derived from the secured overnight financing rate as administered by the Federal Reserve Bank of New York (after giving effect to a 0.00% per annum floor), plus 1% per annum, and c) the prime rate) plus a margin of 1.25% per annum or (2) Term SOFR, subject to a 0.00% per annum floor for the applicable interest period, plus a margin of 2.25% per annum.
The effective interest rate on the Company’s outstanding borrowings under the Senior Credit Facilities was approximately 6.39% as of June 30, 2026.
Voluntary Prepayments; Repayments of Principal
Subject to certain notice requirements, the Borrowers may voluntarily prepay outstanding loans under the Senior Credit Agreement, in whole or in part, subject to payment of (1) customary “breakage” costs with respect to Term SOFR loans prepaid on any date other than the last day of the applicable interest period and (2) in the case of the Term Loans only, in connection with a Repricing Transaction (as defined in the Senior Credit Agreement) occurring within six months after June 23, 2026, a 1.00% prepayment premium.
The Term Loans amortize at an annual rate of 1.00% of the original principal amount thereof, payable in quarterly installments, with the balance due at maturity. The Term Loans are also subject to mandatory prepayments with the proceeds of certain asset sales, insurance proceeds and debt issuances, subject in the case of asset sale and insurance mandatory prepayments, to a customary reinvestment right. In addition, an annual mandatory prepayment of the 2025 Term Loans is required with a portion of the Parent Borrower’s excess cash flow, subject to a de minimis threshold and certain deductions.
Accounting for Refinancing
The Company evaluated the 2025 Term Loan refinancing transaction in accordance with ASC 470‑50, Debt—Modifications and Extinguishments. The Company determined that the portion of the 2025 Term Loan refinancing attributable to lenders participating in the cashless roll constituted a modification of the existing debt, while the portion attributable to new lenders was accounted for as a partial extinguishment.
As a result, the Company recorded a loss on extinguishment of $0.6 million during the year ended June 30, 2026, representing the write-off of a portion of the unamortized discount and deferred financing costs associated with the extinguished debt. In addition, the Company capitalized $1.7 million of new deferred financing costs in connection with Amendment No. 1, which are being amortized over the term of the Term Loans using the effective interest method.
Certain Covenants; Representations and Warranties
The Senior Credit Agreement contains customary affirmative covenants (including reporting obligations and transactions with affiliates) and negative covenants and requires the Parent Borrower and certain of its subsidiaries (and, in certain cases, Holdings) to make customary representations and warranties in connection with credit extensions under the Revolving Facility. With respect to the negative covenants, these restrictions include, among other things and subject to certain exceptions, thresholds and qualifications (certain of which are based on the Parent Borrower’s Consolidated Adjusted EBITDA (as defined in the Senior Credit Agreement)), limitations on the ability of the Parent Borrower and certain of its subsidiaries (and, in certain cases, Holdings) to:
•incur or guarantee additional indebtedness;
•create liens;
•pay dividends or make other distributions in respect of equity of the Parent Borrower;

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•make certain prepayments in respect of certain material payment-subordinated debt;
•enter into burdensome agreements with negative pledge clauses or restrictions on subsidiary distributions;
•make investments, including acquisitions, loans and advances;
•consolidate, merge, liquidate or dissolve; and
•sell, transfer, or otherwise dispose of assets.
In addition, the Senior Credit Agreement includes a springing financial covenant for the benefit of the Revolving Facility that will be tested on the last day of any fiscal quarter only if the aggregate outstanding amount of revolving credit borrowings under the Senior Credit Agreement (excluding, for the avoidance of doubt, all undrawn letters of credit) exceeds 40% of the aggregate amount of revolving credit commitments as of the last day of such fiscal quarter, commencing (if applicable) with June 30, 2026. If such condition is met, the financial covenant requires the Parent Borrower to maintain a ratio of consolidated first lien net debt to Consolidated Adjusted EBITDA (as defined in the Senior Credit Agreement) no greater than 7.50 to 1.00 on the last day of such fiscal quarter.
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
Senior Debt (Prior Facilities)
On October 31, 2023, our wholly owned subsidiaries US MetalCo Holdings LLC (the “Initial Borrower”), Forgent Holdings I LLC and certain of its subsidiaries (collectively, the “Initial Credit Parties”) entered into a Credit and Guaranty Agreement (the “2023 Credit Agreement”) with the lenders party thereto and Churchill Agency Services LLC, as administrative agent and as collateral agent, pursuant to which the lenders made available to the Initial Borrower (1) initial term loans in an aggregate principal amount of $203.3 million and delayed draw term loan commitments in an aggregate amount of $55.0 million (collectively, the “2023 Term Loan Facility”) and (2) revolving credit commitments in an aggregate amount of $35.0 million (the “2023 Revolving Facility” and, together with the 2023 Term Loan Facility, collectively, the “2023 Debt Facilities”). On June 14, 2024, the Initial Credit Parties entered into an Amendment No. 1 (“Amendment No. 1”) to the 2023 Credit Agreement, pursuant to which the lenders party thereto (1) made available additional term loans under the 2023 Term Loan Facility in an aggregate principal amount of $259.0 million and (2) increased the revolving credit commitments under the 2023 Revolving Facility by an aggregate amount of $25.0 million. On September 8, 2025, the Initial Credit Parties entered into an Amendment No. 2 (“Amendment No. 2”) to the 2023 Credit Agreement, pursuant to which, among other things, (1) the interest rates applicable to the loans under the 2023 Debt Facilities were decreased, (2) our wholly owned subsidiary Forgent Power LLC (the “Parent Borrower”), and certain other of our wholly owned subsidiaries (together with the Parent Borrower and the Initial Borrower, collectively, the “Borrowers”) were added as borrowers under the 2023 Credit Agreement, and (3) our wholly owned subsidiary, Forgent Intermediate III LLC (“Holdings”), and certain of wholly owned subsidiaries of the Parent Borrower were added as guarantors under the 2023 Credit Agreement. On December 19, 2025, in connection with entry into the Senior Credit Agreement (as defined above), the 2023 Debt Facilities were paid off and all commitments thereunder, and guaranties and security interests in respect thereof, were terminated. In connection with extinguishing the 2023 Debt Facilities, the Company recorded a loss of $9.6 million, representing the write-off of a portion of the unamortized discount and deferred financing costs associated with the extinguished debt.
Interest Expense
Interest expense for the years ended June 30, 2026 and 2025 and the period from Inception to June 30, 2024 was $57.1 million, $54.8 million, and $21.9 million, respectively, which included amortization / write-off of discounts and deferred financing costs of $13.0 million, $2.5 million, and $4.2 million respectively.

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future Principal Maturities
The aggregate amounts of principal maturities on long-term debt is as follows (in thousands):

For the Year Ending June 30,
2027	$6,000
2028	6,000
2029	6,000
2030	6,000
2031	6,000
Thereafter	568,500
$598,500
11.Income Taxes
The components of the Company’s income (loss) before tax (expense) benefit are as follows (in thousands):

	Successor			Predecessor
	Year Ended June 30, 2026	Year Ended June 30, 2025	Period from Inception to June 30, 2024	Period from July 1, 2023 to October 31, 2023
U.S.	$120,275	$19,901	$(25,387)	$11,432
Foreign	7,125	2,885	228	219
Income (loss) before tax (expense) benefit	$127,400	$22,786	$(25,159)	$11,651
The income tax (expense) benefit charged to operations consisted of the following (in thousands):

	Successor			Predecessor
	Year Ended June 30, 2026	Year Ended June 30, 2025	Period from Inception to June 30, 2024	Period from July 1, 2023 to October 31, 2023
Current (expense) benefit:
Federal	$1,779	$(17,360)	$(3,401)	$(4,224)
State	(6,396)	(2,576)	(215)	(395)
Foreign	(2,113)	(1,137)	(263)	(56)
	(6,730)	(21,073)	(3,879)	(4,675)
Deferred (expense) benefit:
Federal	(15,891)	14,846	6,502	1,443
State	1,625	331	3,370	42
Foreign	(369)	556	(36)	—
	(14,635)	15,733	9,836	1,485
Income tax (expense) benefit	$(21,365)	$(5,340)	$5,957	$(3,190)

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	June 30,
	2026	2025
Deferred tax assets:
Accrued expenses	$3,138	$1,561
Operating lease liabilities	11,886	13,003
Capitalized research and development costs	9,971	15,847
Research and development credits	4,036	3,138
Net operating losses	187	187
Disallowed business interest	291	1,011
Investment in Opco	268,032	—
Other	775	757
Deferred tax assets	298,316	35,504
Deferred tax liabilities:
Investment in Opco	—	(82,655)
Property and equipment	(4,063)	(695)
Intangible assets	(2,534)	(3,133)
Operating lease right of use asset	(10,303)	(12,140)
Other	(445)	(199)
Deferred tax liabilities	(17,345)	(98,822)
Deferred tax assets (liabilities), net	$280,971	$(63,318)
The deferred tax balances related to the investment in Opco represent the tax effect of the difference in the book and tax basis in the investment. The Company uses the look-through method which looks to the inside basis differences of the partnership’s assets and liabilities excluding certain items such as non-deductible goodwill.
As of June 30, 2026, the Company has state income tax net operating loss (“NOL”) carryforwards of approximately $2.7 million that will expire in future years beginning in 2032 if not utilized against state taxable income. As of June 30, 2026, the Company also has state R&D Credits carryforwards of approximately $4.0 million that are not subject to expiration.
Realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate type and in the appropriate jurisdictions. In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. At June 30, 2026, management determined no valuation allowance is necessary against its deferred tax assets, as it is more likely than not that its deferred tax assets will be utilized.

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of income tax expense computed at the federal statutory rate of 21% actual income tax expense at the Company’s effective rate after the prospective adoption of ASU 2023-09 is as follows (in thousands):

	Year Ended
	June 30, 2026
Income tax expense at U.S. federal statutory rate	$26,796	21.0%
State and local taxes, net of federal income tax effect (1)	3,428	2.7%
Foreign tax effects:
Mexico	1,518	1.2%
Research and development credits	(6,494)	(5.1)%
Nondeductible / nontaxable items:
Passthrough income not subject to income tax	(3,801)	(3.0)%
Other nondeductible expenses	1,479	1.2%
Other:
Increase in uncertain tax positions	1,036	0.8%
Other adjustments	(2,597)	(2.0)%
Income tax expense and effective tax rate	$21,365	16.8%
(1) The state and local income tax category reflects income taxes imposed at the state or local level in the jurisdiction of domicile. For the year ended June 30, 2026, state taxes in Minnesota, Texas, Illinois, and California comprised the majority (greater than 50%) of the tax effect in this category.
A reconciliation of income tax (expense) benefit computed at the federal statutory rate of 21% actual income tax expense at the Company’s effective rate prior to the adoption of ASU 2023-09 is as follows (in thousands):

	Successor		Predecessor
	Year Ended June 30, 2025	Period from Inception to June 30, 2024	Period from July 1, 2023 to October 31, 2023
Income tax expense at U.S. federal statutory rate	$(4,785)	$5,283	$(2,447)
State income taxes	(1,763)	2,798	(353)
Tax credits	4,542	1,750	474
Passthrough income not subject to income tax	1,878	(330)	527
Non-U.S. income taxed at different rate than U.S. statutory rate	(211)	(174)	(10)
Effect of outside basis difference in domestic subsidiary	(2,006)	—	—
Transaction costs	(438)	(2,641)	(314)
Increase in uncertain tax positions	(1,943)	(724)	—
Nondeductible expenses	(476)	(144)	(31)
Other	(138)	139	(1,036)
Income tax (expense) benefit	$(5,340)	$5,957	$(3,190)

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s effective tax rate for the year ended June 30, 2026 was 16.8% compared to 23.4% for the year ended June 30, 2025. The change in the effective rate was driven primarily by 2025 activity that included the inception of outside basis differences and uncertain tax positions realized.
The following table presents supplemental cash flow information related to income taxes paid (net of refunds received) (in thousands):

Year Ended June 30,
2026
U.S. federal	$9,221
U.S. state and local
Massachusetts	127
Maryland	149
Minnesota	161
New Jersey	180
Texas	206
Utah	152
Virginia	403
Other	780
Total U.S. state and local	2,158
Foreign:
Mexico	2,308
Total cash taxes paid, net of refunds received	$13,687
OBBBA
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions, including the energy tax credit policy. The legislation has multiple effective dates between 2025 and 2027. The OBBBA provisions that were effective for 2025 did not have a significant impact on the consolidated/combined financial statements for the year ended June 30, 2026. The Company is evaluating the impact of the adoption of OBBBA on future tax years as additional guidance is issued.
Uncertain Tax Positions
The Company accounts for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal, state, local and foreign taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. As of June 30, 2026 and 2025, the Company had $7.3 million and $6.1 million of gross unrecognized tax benefits, respectively.
The Company files income tax returns in the U.S. federal jurisdiction, in multiple U.S. states, and in Mexico. The Company and its subsidiaries are routinely examined by various U.S. and Mexican taxing authorities. The Company is not subject to U.S. federal, state, or foreign income tax examinations by tax authorities for years before 2020. There are currently no income tax audits in any material jurisdictions.

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.    Payable Pursuant to the Tax Receivable Agreement
In connection with the IPO and the Reorganization Transactions, the Company entered into the TRA with the Continuing Equity Owners that provides for the payment by the Company to such Continuing Equity Owners of 85% of the benefits, that the Company realizes, or is deemed to realize, as a result of (i) future redemptions funded by the Company or exchanges of Opco LLC Interests for the Company’s Class A common stock, and (ii) the Company’s allocable share of existing tax basis acquired in its IPO and other tax benefits related to entering into the TRA.
During the year ended June 30, 2026, the Company indirectly redeemed an aggregate of 45,709,915 Opco LLC Interests, which resulted in an increase in the tax basis of the Company’s investment in Opco, subject to the provisions of the TRA. As a result of these redemptions, during the year ended June 30, 2026, the Company recognized an increase to its deferred tax assets in the amount of $356.6 million, and corresponding TRA liabilities of $338.9 million, representing 85% of the tax benefits due to the Continuing Equity Owners.
As of June 30, 2026, the total amount due under the TRA was $338.9 million, and the Company has yet to make its first TRA payment.
13.Operating Leases
The following table summarizes the right of use assets and lease liabilities (in thousands):

	June 30,
	2026	2025
Operating right of use assets, net	$108,432	$117,769
Operating lease liabilities, current portion	$8,626	$6,879
Operating lease liabilities, net of current portion	112,970	121,491
Operating lease liabilities	$121,596	$128,370
The details of the Company’s lease expense are as follows (in thousands):

	Successor			Predecessor
	Year Ended June 30, 2026	Year Ended June 30, 2025	Period from Inception to June 30, 2024	Period from July 1, 2023 to October 31, 2023
Operating lease expense	$20,797	$17,226	$1,700	$397
Variable lease expense	2,718	2,169	75	67
Short-term lease expense	1,759	1,511	1,162	243
Total operating lease expense	$25,274	$20,906	$2,937	$707
The following table presents the maturities of the Company’s lease liabilities (in thousands):

Year Ending June 30,	Amount
2027	$19,392
2028	20,507
2029	20,818
2030	20,253
2031	19,513
Thereafter	77,527
178,010
Less: the effects of discounting	(56,414)
Total operating lease liabilities	$121,596

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s weighted average remaining lease-term and weighted average discount rate are as follows:

	Year Ended June 30,
	2026	2025
Weighted average remaining lease-term	8.6 years	9.5 years
Weighted average discount rate	9%	9%
Supplemental cash flow and other information related to operating leases are as follows (in thousands):

	Successor			Predecessor
	Year Ended June 30, 2026	Year Ended June 30, 2025	Period from Inception to June 30, 2024	Period from July 1, 2023 to October 31, 2023
Operating cash flows from operating leases	$22,543	$16,249	$2,863	$384
Non-cash activities:
Operating lease liabilities from obtaining right of use assets	$695	$107,776	$8,695	$—
14.Revenues
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

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Disaggregation of Revenues
The following table disaggregates revenues by principal offering and timing of transfer of control (in thousands):

	Successor			Predecessor
	Year Ended June 30, 2026	Year Ended June 30, 2025	Period from Inception to June 30, 2024	Period from July 1, 2023 to October 31, 2023
Revenues by principal offering:
Custom products	$990,484	$590,646	$152,386	$51,426
Powertrain solutions	357,409	99,479	1,423	—
Standard products	42,452	34,624	21,310	13,052
Services	29,714	28,439	6,191	—
Revenues	$1,420,059	$753,188	$181,310	$64,478
Revenues by timing of recognition:
Over-time revenues	$907,768	$469,947	$125,273	$51,426
Point-in-time revenues	512,291	283,241	56,037	13,052
Revenues	$1,420,059	$753,188	$181,310	$64,478
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), retainage (contract assets), other contract assets, and deferred revenue (contract liabilities) on the consolidated balance sheets, recorded on a contract-by-contract basis at the end of each reporting period. The Company’s contract balances consisted of the following (in thousands):

		June 30,
	Location on the Consolidated Balance Sheets	2026	2025
Billed accounts receivable	Accounts receivable, net	$232,197	$146,141
Retainage	Accounts receivable, net	$2,906	$1,281
Unbilled receivables	Accounts receivable, net	$94,525	$12,548
Other contract assets	Prepaid and other current assets	$20,038	$4,049
Deferred revenue	Deferred revenue	$263,859	$110,895
The majority of the Company’s contract amounts are billed as work progresses in accordance with agreed-upon contractual terms, which generally coincide with the shipment of one or more phases of the project. Billing sometimes occurs subsequent to revenue recognition, resulting in unbilled receivables. The changes in unbilled receivables relate to fluctuations in the timing of billings for the Company’s revenue recognized over-time.
Certain contracts contain retainage provisions. Retainage represents a contract asset for the portion of the contract price earned by the Company for work performed but held for payment by the customer as a form of security until the Company obtains specified milestones. The Company typically bills retainage amounts as work is performed. Retainage provisions are not considered a significant financing component because they are intended to protect the customer in the event that some or all of the obligations under the contract are not completed. The changes in retainage relate to fluctuations in the timing of retainage billings and achievement of specified milestones.

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company also receives deferred revenue in the form of customer deposits. The customer deposits are short term as the related performance obligations are typically fulfilled within 12 months. The changes in deferred revenue relate to fluctuations in the timing of customer deposits and completion of performance obligations. During the year ended June 30, 2026, the Company recognized $104.7 million in revenues from deferred revenue recorded as of June 30, 2025. During the year ended June 30, 2025, the company recognized $74.6 million in revenues from deferred revenue recorded as of June 30, 2024.
15.Stockholders’ Equity
Amendment and Restatement of Certificate of Incorporation
As discussed in Note 1, “Organization and Nature of Business”, on February 4, 2026, the Company’s certificate of incorporation was amended and restated to, among other things, provide for the (i) authorization of 2,000,000,000 shares of Class A common stock; (ii) authorization of 100,000,000 shares of Class B common stock; (iii) authorization of 20,000,000 shares of preferred stock with a par value of $0.00001 per share that may be issued from time to time by the Company’s board of directors in one or more series; and (iv) establishment of a classified board of directors, divided into three classes, each of whose members will serve for staggered terms.
Holders of Class A common stock and Class B common stock are entitled to one vote per share and, except as otherwise required, will vote together as a single class on all matters on which stockholders generally are entitled to vote. Holders of Class B common stock are not entitled to receive dividends and will not be entitled to receive any distributions upon the liquidation, dissolution or winding up of the Company. Shares of Class B common stock may only be issued to the extent necessary to maintain the one-to-one ratio between the number of Opco LLC Interests held by the Existing Opco LLC Owners and their permitted transferees and the number of shares of Class B common stock held by the Existing Opco LLC Owners and their permitted transferees. Shares of Class B common stock are transferable only together with an equal number of Opco LLC Interests. Shares of Class B common stock will be canceled on a one-for-one basis if an Existing Opco LLC Owner elects to redeem their Opco LLC Interests in exchange for, at the Company’s election, newly issued shares of Class A common stock or cash.
The Company must, at all times, maintain a one-to-one ratio between the number of shares of Class A common stock issued by the Company and the number of Opco LLC Interests owned by the Company (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities).
The Company’s board of directors is authorized to direct the Company to issue shares of preferred stock in one or more series and its discretion to determine the number and designation of such series and the powers, rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock. As of June 30, 2026, no series of preferred stock have been issued.
16.    Non-Controlling Interests
On February 6, 2026, the Company used net proceeds from the IPO to indirectly redeem 19,074,391 Opco LLC Interests from the Existing Opco LLC Owners. On March 30, 2026, the Company used net proceeds from the First Follow-On offering to indirectly redeem 10,783,205 Opco LLC Interests from the Existing Opco LLC Owners. On June 1, 2026, the Company used net proceeds from the Second Follow-On offering to indirectly redeem 15,852,319 Opco LLC Interests from the Existing Opco LLC Owners. As of June 30, 2026, the Company owned 85.40% of Opco.
The following table summarizes the effects of the changes in ownership in Opco on the Company’s equity (in thousands):

Year Ended
June 30, 2026
Net income attributable to non-controlling interest	$24,190
Transfers to non-controlling interests:
Decrease from reallocation of non-controlling interest	(115,858)
Change from net income attributable to/from non-controlling interest and transfers to non-controlling interest	$(91,668)

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Opco does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the Opco LLC Agreement, Opco is required to distribute cash, to the extent that Opco has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of Opco taxable earnings. Opco makes such tax distributions to its members quarterly, based on the single highest marginal tax rate applicable to its members applied to projected year-to-date taxable income, with a final accounting once actual taxable income or loss has been determined. During the year ended June 30, 2026, the Company made tax distributions to non-controlling Opco LLC Interests totaling $8.6 million.
Other Distributions
Pursuant to the Opco LLC Agreement, the Company has the right to determine when distributions will be made to Opco LLC members and the amount of any such distributions. If the Company authorizes a distribution, such distribution will be made to the members of the Opco LLC (including the Company) pro rata in accordance with the percentages of their respective Opco LLC units.
17.    Earnings per Share
Earnings per share is presented for the period from after the IPO, February 6, 2026, to June 30, 2026. The Company’s current capital structure is not reflective of the capital structure of Opco prior to the IPO and related reorganization transactions. Therefore, earnings per share has not been presented for the periods prior to the IPO or for the year ended June 30, 2026.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net income per share of Class A common stock for the periods following the IPO and related reorganization transactions (in thousands, except per share amounts):

Period from February 6, 2026 to June 30, 2026
Numerator:
Net income attributable to Forgent Power Solutions, Inc. - basic	$72,925
Add: Net income impact from assumed redemption of all Opco LLC Interests to common stock	—
Net income attributable to Forgent Power Solutions, Inc. - diluted	$72,925
Denominator:
Weighted average shares of Class A common stock outstanding - basic	243,532
Dilutive effects of:
Opco LLC Interests that are exchangeable to common stock	—
Unvested restricted stock units	270
Weighted average shares of Class A common stock outstanding - diluted	243,802

Earnings per share of Class A common stock - basic	$0.30
Earnings per share of Class A common stock - diluted	$0.30

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the period from February 6, 2026, to June 30, 2026, the reallocation of net income attributable to non-controlling interest from the assumed conversion of Opco LLC Interests has been excluded along with the dilutive effect of 60,897 thousand Opco LLC Interests to the weighted average shares of Class A common stock outstanding - dilutive as it was antidilutive.
18.Payables Pursuant to the Acquisitions
The Company had payables that provided the sellers from certain prior acquisitions 100% of the cash tax savings, if any, that the Company actually realized or deemed to realize as a result of the Company’s share of tax basis created from certain transaction expenses as defined in the purchase agreements and for an amount equal to the difference that certain sellers owe related to taxes from the sale of a portion of the businesses as a stock sale versus an asset sale. These contractual obligations were due as the Company realized or deemed to realize a reduction in the Company’s tax liability or upon filing tax returns. As of June 30, 2025, the Company had related payables totaling $17.2 million. During the year ended June 30, 2026, the Company paid or settled $17.2 million of these payables. As such, the Company had no remaining payables outstanding as of June 30, 2026. During the year ended June 30, 2025, the Company paid $13.1 million of these outstanding payables.
19.Retirement Plans
The Company has a 401(k) plan (“Plan”) covering all eligible employees. Employees are generally eligible to participate in the Plan after they have completed ninety days of employment. The Company makes matching contributions and discretionary contributions. The Company made $2.5 million, $1.4 million, $0.3 million, and $0.1 million in contributions to the Plan for the years ended June 30, 2026 and 2025, the period from Inception to June 30, 2024, and the period from July 1, 2023 to October 31, 2023 (Predecessor), respectively.
20.Equity-Based Compensation
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
During the years ended June 30, 2026 and 2025, and the period from Inception to June 30, 2024, the Company recognized $6.7 million, $1.8 million, and $0.7 million, respectively, in equity-based compensation. As of June 30, 2026, the Company had $16.2 million of unrecognized compensation costs which are expected to be recognized over a weighted average period of 1.6 years. For the years ended June 30, 2026 and 2025, forfeitures were immaterial.

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units
In February 2026, the Company’s then-existing stockholder approved the 2026 Incentive Award Plan (the “Incentive Plan”), which became effective in connection with the IPO. The Incentive Plan is administered by the Compensation Committee and authorizes the issuance of 24.4 million shares to settle awards. The Company’s board of directors has the authority to amend and modify the Incentive Plan, subject to any stockholder approval. Under the Incentive Plan, the Company can issue RSUs to certain of its directors, officers, and employees. These RSUs generally vest annually over one to three years.
The following table summarizes the RSU activity for the year ended June 30, 2026:

	Restricted Stock Units	Weighted Average Price
Outstanding at beginning of period	—	$—
Granted	694,991	$27.55
Forfeited	—	$—
Vested	—	$—
Outstanding at end of period	694,991	$27.55
For the year ended June 30, 2026, the Company recognized $3.3 million in RSU-related compensation. As of June 30, 2026, the Company had $15.9 million of unrecognized RSU compensation costs, which is expected to be recognized over a weighted-average period of 2.5 years.
21.Related Party Transactions
Operating Leases
The Company incurred rent expense totaling $2.7 million, $2.9 million, $1.6 million, and $0.4 million for the years ended June 30, 2026 and 2025, the period from Inception to June 30, 2024, and the period from July 1, 2023 to October 31, 2023 (Predecessor), respectively, related to related party operating leases for properties owned by the former owners.
As of June 30, 2026 and 2025, the Company had related party operating lease right of use assets totaling $3.5 million and $4.7 million and operating lease liabilities totaling $3.6 million and $4.7 million, respectively. See Note 13, “Operating Leases” for further information.
Sponsor Fees and Expenses
During the years ended June 30, 2026 and 2025 and the period from Inception to June 30, 2024, the Company incurred sponsor fees and expenses from Neos Partners, LP totaling $18.8 million, $15.2 million, and $2.4 million, respectively.
As of June 30, 2025, the Company owed the private equity sponsor $11.1 million, which is included in accrued expenses in the consolidated balance sheets. As of June 30, 2026, the Company had no outstanding payables to the private equity sponsor.
Revenues from Related Parties
The Company earned revenues from other portfolio companies controlled by Neos Partners, LP totaling $2.0 million and $0.6 million, and $0.1 million for the years ended June 30, 2026 and 2025 and the period from Inception to June 30, 2024, respectively.
As of June 30, 2026 and 2025, the Company had receivables totaling $0.4 million and $0.3 million, respectively, due from the portfolio companies.

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Expenses from Related Parties
The Company incurred expenses from other portfolio companies controlled by Neos Partners, LP totaling $9.8 million and $1.1 million for the years ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company had $1.4 million outstanding payables to the other portfolio companies and $1.1 million of vendor deposits related to the other portfolio companies. As of June 30, 2025, the Company had no outstanding payables to the other portfolio companies controlled by our private equity sponsor.
The Company expensed consulting services totaling $0.2 million for the period from July 1, 2023 to October 31, 2023 (Predecessor) to various related parties owned by the former owners of MGM.
22.Segment Reporting
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
The CODM assesses performance of the Company and decides how to allocate resources based on net income (loss) that is also reported on the consolidated/combined statements of operations. Significant segment expenses are consistent with those presented on the consolidated/combined statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total assets, and total capital expenditures and depreciation and amortization is reported on the consolidated/combined statements of cash flows. The CODM is involved in determining and reviewing projected net income and income from operations as part of the annual operating plan process. Throughout the year, the CODM considers forecast to actual results and variances on a monthly and quarterly basis to allocate resources for the Company.
The following table presents selected financial information with respect to the Company’s single operating segment (in thousands):

	Successor			Predecessor
	Year Ended June 30, 2026	Year Ended June 30, 2025	Period from Inception to June 30, 2024	Period from July 1, 2023 to October 31, 2023
Revenues	$1,420,059	$753,188	$181,310	$64,478
Cost of Revenues	922,459	475,122	113,570	40,664
Gross Profit	497,600	278,066	67,740	23,814
Operating Expenses
Selling, general and administrative expenses	262,886	146,270	52,077	11,321
Depreciation and amortization	52,225	59,559	20,418	93
Total Operating Expenses	315,111	205,829	72,495	11,414
Income from Operations	182,489	72,237	(4,755)	12,400
Total Other Expense, net	(55,089)	(49,451)	(20,404)	(749)
Income Tax Expense	(21,365)	(5,340)	5,957	(3,190)
Net Income	$106,035	$17,446	$(19,202)	$8,461
As of June 30, 2026 and 2025, all of the Company’s long-lived tangible assets, as well as the Company’s operating lease right-of-use assets recognized on the consolidated balance sheets, were located within North America. During the years ended June 30, 2026 and 2025, the period from Inception to June 30, 2024, and the period from July 1, 2023 to October 31, 2023 (Predecessor), substantially all of the Company’s revenues were generated in North America.

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
23.Commitments and Contingencies
Legal Proceedings
The Company is from time to time subject to legal proceedings and claims, which arise in the normal course of its business. In the opinion of management and legal counsel, the amount of losses that may be sustained, if any, would not have a material effect on the financial position, results of operations or cash flows of the Company.
Tariffs
In February 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). In March 2026, the Court of International Trade further ruled that U.S. Customs and Border Protection (“CBP”) must refund IEEPA tariffs that were previously collected. During the year ended June 30, 2026, the Company paid tariffs imposed under IEEPA totaling $6.0 million. As of June 30, 2026, the Company received $0.2 million of IEEPA tariff refunds, which was recognized as a reduction to cost of revenues on the consolidated/combined statements of operations for the year ended June 30, 2026. Subsequent to June 30, 2026, the Company has received an additional $5.6 million of IEEPA tariff refunds. The Company will evaluate the appropriate treatment for such refunds during fiscal 2027.
Management concluded that potential tariff refunds represented a contingent gain as of June 30, 2026, and therefore no receivable was recognized until realization became assured through receipt of the related amounts. The Company will continue to monitor these developments and their potential impact on our results of operations, including any reduction of revenue for any potential refunds to certain customers for which a contractual obligation exists.
Surety Bonds
We provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee our performance in accordance with contractual or legal obligations. As of June 30, 2026, the maximum potential payment obligation with regard to surety bonds was $17.6 million.
24.Subsequent Events
On July 6, 2026, the Company completed a follow-on offering consisting of 14,555,925 shares of Class A common stock offered by the Company and 29,094,075 shares of Class A common stock offered by the Selling Stockholders, at a public offering price of $49.00 per share.
From this follow-on offering, the Company received $695.4 million in proceeds, net of underwriting discounts and commissions, which was used to indirectly purchase 14,555,925 Opco LLC Interests, and Opco utilized the net proceeds it received from the sale of Opco LLC Interests to the Company to redeem Opco LLC Interests from the Existing Opco LLC Owners. The Company did not retain any of the proceeds from the sale of Class A common stock by the Selling Stockholders. As a result of this follow-on offering, the Company owned 90.18% of Opco.

FORGENT POWER SOLUTIONS, INC.
CONDENSED BALANCE SHEET
(PARENT COMPANY ONLY)
(in thousands)
Schedule I: Condensed Financial Information of Registrant

June 30,
2026
Assets
Current Assets
Cash and cash equivalents	$1,178
Restricted cash	24,236
Prepaid federal income taxes	4,774
Total Current Assets	30,188

Investment in subsidiaries	597,411
Deferred tax assets, net	284,268
Total Assets	$911,867

Liabilities and Stockholders' Equity
Current Liabilities
Accrued taxes	$8,625
Total Current Liabilities	8,625

Payable pursuant to the Tax Receivable Agreement	338,925
Total Liabilities	347,550

Stockholders' Equity
Class A common stock, $0.00001 par value; 2,000,000,000 shares authorized; 259,971,169 issued and outstanding	2
Class B common stock, $0.00001 par value; 100,000,000 shares authorized; 44,457,720 issued and outstanding	1
Additional paid-in capital	484,994
Retained earnings	79,320
Total Stockholders' Equity	564,317
Total Liabilities and Stockholders' Equity	$911,867
See Accompanying Notes to Condensed Financial Information.

FORGENT POWER SOLUTIONS, INC.
CONDENSED STATEMENT OF OPERATIONS
(PARENT COMPANY ONLY)
(in thousands)

Year Ended June 30, 2026
Revenues:
Intercompany revenues	$1,063
Total Revenues	1,063

Operating Expenses:
Selling, general, and administrative expenses	1,063
Total Operating Expenses	1,063
Income from Operations	—

Equity in net income of subsidiaries	93,013
Income Before Tax Expense	93,013
Income Tax Expense	(11,168)
Net Income	$81,845
See Accompanying Notes to Condensed Financial Information.

FORGENT POWER SOLUTIONS, INC.
CONDENSED STATEMENT OF CASH FLOWS
(PARENT COMPANY ONLY)
(in thousands)

Year Ended June 30, 2026
Cash Flows from Operating Activities
Net income	$81,845
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(93,013)
Deferred taxes	12,985
Changes in assets and liabilities:
Accrued taxes	(1,817)
Net Cash Provided by Operating Activities	—
Cash Flows from Investing Activities
Purchase of Opco LLC Interests from Existing Shareholders with proceeds from IPO	(491,833)
Purchase of Opco LLC Interests from Existing Shareholders with proceeds from follow-on offerings	(1,033,131)
Distributions received from Opco	25,414
Net Cash Used in Investing Activities	(1,499,550)
Cash Flows from Financing Activities
Proceeds from issuance of Class A common stock sold in an IPO, net of underwriting discounts and commissions	491,833
Proceeds from issuance of Class A common stock sold in follow-on offerings, net of underwriting discounts and commissions	1,033,131
Net Cash Provided by Financing Activities	1,524,964
Net Increase in Cash, Cash Equivalents, and Restricted Cash	25,414
Cash, Cash Equivalents, and Restricted Cash - Beginning of Period	—
Cash, Cash Equivalents, and Restricted Cash - End of Period	$25,414

Reconciliation of Cash, Cash Equivalents, and Restricted Cash to the Condensed Balance Sheet
Cash and cash equivalents	$1,178
Restricted cash	24,236
Total Cash, Cash Equivalents, and Restricted Cash	$25,414
See Accompanying Notes to Condensed Financial Information.

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(PARENT COMPANY ONLY)
1.Organization and Nature of Business
Forgent Power Solutions, Inc. (the “ Parent Company”) was incorporated in Delaware on July 21, 2025 for the purpose of completing an initial public offering (“IPO”) and related transactions in order to continue the business of Forgent Power Solutions LLC (“Opco”). After the IPO, the Parent Company became a holding company in an umbrella partnership C corporation (“Up-C”) structure and through Forgent Intermediate II is the indirect sole managing member of Opco with its only material assets consisting of limited liability company interests (“LLC Interests”) of Opco, restricted cash, and deferred tax assets.
The Parent Company's cash inflows are tax distributions from Opco. The amounts available to the Parent Company to fulfill cash commitments and pay cash dividends on its common stock are subject to certain restrictions in the Parent Company's Senior Credit Agreement, as detailed in Note 10, “Long-Term Debt” in the consolidated/combined financial statements.
2.Basis of Presentation
These condensed parent company financial statements should be read in conjunction with the consolidated/combined financial statements of Forgent Power Solutions, Inc. and the accompanying notes thereto, included in Part II, Item 8 of this Form 10-K. For purposes of this condensed financial information, the Parent Company's interest in Opco is recorded based upon its proportionate share of Opco's net assets (similar to presenting them on the equity method).
The Parent Company is the indirect sole managing member of Opco, and pursuant to the Amended and Restated Opco LLC Agreement, receives compensation in the form of reimbursements for all costs associated with being a public company. Intercompany revenue consists of these reimbursement payments and is recognized when the corresponding expense to which it relates is recognized.
Certain intercompany balances presented in these condensed Parent Company financial statements are eliminated in the consolidated/combined financial statements. For the year ended June 30, 2026, the full amounts of intercompany revenue and equity in net income of subsidiaries in the accompanying condensed Parent Company statements of operations were eliminated in consolidation. No intercompany receivable was owed to the Parent Company by Opco as of June 30, 2026.
3.Commitments and Contingencies
The Parent Company is party to a tax receivable agreement (“TRA”) with the Forgent Parent I LP, Forgent Parent II LP, Forgent Parent III LP and Forgent Parent IV LP (collectively, the “Continuing Equity Owners”). As described in Note 12 to the consolidated/combined financial statements, the TRA provides for the payment by the Parent Company to such Continuing Equity Owners of 85% of the benefits, that the Parent Company realizes, or is deemed to realize, as a result of (i) future redemptions funded by the Parent Company or exchanges of Opco LLC Interests for the Parent Company’s Class A common stock, and (ii) the Parent Company’s allocable share of existing tax basis acquired in its IPO and other tax benefits related to entering into the TRA.
As of June 30, 2026, the total amount due under the TRA was $338.9 million, and the Parent Company has yet to make its first TRA payment.
See Note 23 to the consolidated/combined financial statements for information regarding pending and threatened litigation. Pursuant to the Amended and Restated Opco LLC Agreement, the Parent Company receives reimbursements for all costs associated with being a public company, which includes costs of litigation and cybersecurity incidents.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
Item 9A. CONTROLS AND PROCEDURES
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
Management’s Annual Report on Internal Control Over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2026, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Board
Our business and affairs are managed under the direction of our Board of Directors (the “Board”). Our Amended and Restated Certificate of Incorporation (our “Charter”) provides that, subject to the rights of the holders of preferred stock and the applicable terms of the Stockholders Agreement with the Continuing Equity Owners (as defined below) (the “Stockholders Agreement”), the number of directors on our Board is determined exclusively by resolution adopted by our Board. Our Charter and our Amended and Restated Bylaws (our “Bylaws”) provide that our Board is divided into three classes, as nearly equal in number as possible, with the directors in each class serving for a three-year term, and one class being elected each year by our stockholders. Our directors are divided among the three classes as follows:
•the Class I directors are Peter Jonna, Frank Cannova, and David Savage, and their terms will expire at the annual meeting of stockholders to be held in 2027;
•the Class II directors are Trey Bivins, Serge Gofer, and Anthony L. Trunzo, and their terms will expire at the annual meeting of stockholders to be held in 2028; and
•the Class III directors are Neel Bhatia, Gary Niederpruem, and Gregory M. E. Spierkel, and their terms will expire at the annual meeting of stockholders to be held in 2029.
Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.
So long as Neos, our sponsor and significant stockholder, beneficially owns at least 35% of the voting power of the then-outstanding voting stock, Neos is entitled to nominate a specific number of up to five directors and will continue to have certain corporate governance rights so long as it beneficially owns at least 25% of the voting power of the then-outstanding voting stock. The Stockholders Agreement also provides that, so long as the Neos Group beneficially owns shares of voting stock representing, in the aggregate, at least 25% of the voting power of the then-outstanding voting stock, certain significant corporate actions taken by the Company or its subsidiaries will require the prior written consent of Forgent Parent I LP, Forgent Parent II LP, Forgent Parent III LP, and Forgent Parent IV LP (collectively, the “Continuing Equity Owners”). See Item 14 of Part III of this Form 10-K, “Certain Relationships and Related Transactions, and Director Independence-Certain Relationships and Related Transactions-Transactions with Related Persons-Stockholders Agreement.”
Director Independence
See Item 14 of Part III of this Form 10-K, “Certain Relationships and Related Transactions, and Director Independence-Director Independence.”
Our Board of Directors
Set forth below are biographies for each of our nine directors and their respective ages, Board tenures and committee memberships as of September 1, 2026, accompanied by descriptions of some of their key skills and experiences.
See “Our Executive Officers” below for certain information regarding Gary J. Niederpruem, our only executive officer serving as a director.

Peter Jonna
Director since: February 2026 Class: I Age: 41 Assignments/Committees: Chair of the Board Chair, NCG Committee	Peter Jonna has served as a director since completion of the Company’s initial public offering in February 2026. Mr. Jonna is the Managing Partner and Founder of Neos Partners, LP (“Neos”). Mr. Jonna is responsible for leading the firm’s investment activities and setting the strategic priorities for the firm. Mr. Jonna serves on the board of directors of ANS, BBC Electrical Services, Mill Creek Renewables, Panelmatic, RMS Energy, and MAS. Prior to forming Neos, Mr. Jonna was a Managing Director in Oaktree’s GFI Energy Group, which executes the Power Opportunities investment strategy. Mr. Jonna joined Oaktree in 2013, and was responsible for sourcing, executing, and managing investments in operating companies in the energy, utility, and industrials sectors. Prior to joining Oaktree, Mr. Jonna was a member of the Americas investment team at UBS Infrastructure Asset Management, where he was responsible for investing directly in energy, power and transportation infrastructure assets. Mr. Jonna began his career as a project development engineer in Skanska’s Large Projects Group where the firm developed, owned and operated large infrastructure assets in North America. Mr. Jonna previously served on the board of directors of nine companies, including five public companies: Array Technologies (NASDAQ: ARRY), Fidelity Building Services Group, Infrastructure & Energy Alternatives (NASDAQ: IEA), Montrose Environmental Group (NYSE: MEG), Renewable Energy Infrastructure Group, Shoals Technologies Group (NASDAQ: SHLS), Signal Energy, Sterling Lumber Company, and TPI Composites (NASDAQ: TPIC). Mr. Jonna holds a M.S. in civil engineering from Stanford University and a B.S. in civil engineering from the University of California, Los Angeles.

We believe Mr. Jonna’s knowledge of the Company and his extensive management, investment and leadership expertise make him well qualified to serve as a director.
Frank Cannova
Director since: February 2026 Age: 36 Class: I Assignments/Committees: Audit Committee Compensation Committee NCG Committee	Frank Cannova has served as a director since completion of the Company’s initial public offering in February 2026. Mr. Cannova is a Managing Director on the Investment Team at Neos Partners responsible for sourcing, executing, and managing portfolio company investments across the energy transition and critical infrastructure sectors. Prior to joining Neos, Mr. Cannova worked in Oaktree’s GFI Energy Group, which executes the Power Opportunities investment strategy. At Oaktree, Mr. Cannova focused on partnering with founders and management teams to invest across the power and critical infrastructure sectors. Mr. Cannova previously served on the board of directors of Array Technologies (NASDAQ: ARRY), Contract Land Staff, LPW Group, Renewable Energy Infrastructure Group, MWH Constructors, and Shoals Technologies Group (NASDAQ: SHLS). Prior to Oaktree, Mr. Cannova worked at Sun Capital Partners, a private equity investment firm. Mr. Cannova began his career as an investment banking analyst at Imperial Capital. Mr. Cannova holds a B.S. in chemical engineering from University of California, Los Angeles.

We believe Mr. Cannova’s knowledge of the Company and his extensive management, investment and leadership expertise make him well qualified to serve as a director.
David Savage
Director since: February 2026 Class: I Age: 65 Assignments/Committees: Compensation Committee	David Savage has served as a director since completion of the Company’s initial public offering in February 2026. Mr. Savage is a Managing Director at Neos Partners responsible for the firm’s portfolio company operations activities. Prior to joining Neos, Mr. Savage served as the Head of Portfolio Operations at Arcline Investment Management, a private equity investment firm. Mr. Savage brings over 30 years of operating experience and has served as the Chief Executive Officer or President of six operating companies. Mr. Savage holds a B.S. in metallurgical engineering from Sheffield Hallam University.

We believe Mr. Savage’s knowledge of the Company and his extensive management, investment and leadership expertise make him well qualified to serve as a director.

Trey Bivins
Director since: February 2026 Class: II Age: 37	Trey Bivins has served as a director since completion of the Company’s initial public offering in February 2026. Mr. Bivins is a Managing Director on the Investment Team at Neos Partners responsible for sourcing, executing, and managing portfolio company investments across the energy transition and critical infrastructure sectors. Mr. Bivins serves on the board of directors of RMS, Gridstone, Panelmatic, and Gradian. Prior to joining Neos, Mr. Bivins worked at AE Industrial Partners where he executed investments across the industrial and power sectors. Mr. Bivins previously served on the board of directors of Altus Fire & Life Safety, American Pacific, Blue Raven Solutions, Calca Solutions, and Resolute Industrial. Prior to AE Industrial, Mr. Bivins was an investment banking Associate at Bank of America in the Leveraged Finance Group where he focused on industrial businesses. Mr. Bivins began his career at Lockheed Martin as a Financial Analyst. Mr. Bivins holds an MBA from the NYU Stern School of Business and a B.S. in finance from the University of Central Florida.

We believe Mr. Bivins’ knowledge of the Company and his extensive management, investment and leadership expertise make him well qualified to serve as a director.
Serge Gofer
Director since: February 2026 Class: II Age: 31	Serge Gofer has served as a director since completion of the Company’s initial public offering in February 2026. Mr. Gofer is a Vice President on the Investment Team at Neos Partners responsible for sourcing, executing, and managing portfolio company investments across the energy transition and critical infrastructure sectors. Mr. Gofer serves on the board of directors of ANS. Prior to joining Neos, Mr. Gofer served as a Senior Associate at Ares Management where he executed control and special situations investments across the renewables, industrials, business services, and energy sectors. Mr. Gofer began his career in investment banking at Evercore in the Global Advisory Group where he executed M&A, recapitalization, and joint-venture transactions. Mr. Gofer received a B.Eng. in mechanical engineering from McGill University.

We believe Mr. Gofer’s knowledge of the Company and his extensive management, investment and leadership expertise make him well qualified to serve as a director.
Gregory M.E. Spierkel
Director since: February 2026 Class: III Age: 69 Assignments/Committees: Chair, Compensation Committee Audit Committee	Gregory M. E. Spierkel has served as a director since completion of the Company’s initial public offering in February 2026. Mr. Spierkel previously served on the board of directors of Schneider Electric SE, a multinational energy company, from October 2014 to August 2025; PACCAR Inc., a publicly traded trucking design and manufacturing company, from April 2008 to May 2025; and MGM Resorts International, a publicly traded hospitality, sports and entertainment company, from April 2013 to May 2023. Mr. Spierkel holds a bachelor of commerce degree from Carleton University and a master’s degree in business administration from Georgetown University.

We believe Mr. Spierkel’s knowledge of the Company and extensive experience as a director of multinational publicly traded companies make him well qualified to serve as a director.

Anthony L. ("Tony") Trunzo
Director since: February 2026 Class: II Age: 63 Assignments/Committees: Chair, Audit Committee	Anthony L. (“Tony”) Trunzo has served as a director since completion of the Company’s initial public offering in February 2026. Mr. Trunzo served as Executive Vice President and Chief Financial Officer of Resideo Technologies Inc. from June 2020 to August 2024 and as a senior advisor from August 2024 to March 2025. In addition, Mr. Trunzo has served on the board of directors of Spectrum Control since July 2019 where he is currently chairman of the audit committee. Previously, Mr. Trunzo served as executive vice president and Chief Financial Officer of FEI Company (NYSE: FEI) from 2015 to 2017, and as Chief Financial Officer of FLIR Systems (NASDAQ: FLIR) from 2010 to 2015. Mr. Trunzo holds a bachelor’s degree in economics from The Catholic University of America and a master’s degree in business administration from the University of Pittsburgh.

We believe Mr. Trunzo’s knowledge of the Company and extensive experience in finance and operations make him well qualified to serve as a director.
Neel Bhatia
Director since: February 2026 Class: III Age: 51 Assignments/Committees: Compensation Committee NCG Committee	Neel Bhatia has served as a director since completion of the Company’s initial public offering in February 2026. Since May 2025, Mr. Bhatia has served as president and founder at Hiring Edge. Prior to May 2025, Mr. Bhatia served as an operating partner from April 2019 to February 2025 and a senior advisor from February 2025 to May 2025 at Arcline Investment Management. From January 2009 to January 2018, Mr. Bhatia served various roles at Green Peak Partners, including as Managing Partner from 2016 to 2018. Mr. Bhatia holds a bachelor’s degree in electrical engineering from the University of California, Los Angeles and a master’s in business administration from The Wharton School of the University of Pennsylvania.

We believe Mr. Bhatia’s knowledge of the Company and extensive experience in leadership and talent strategy make him well qualified to serve as a director.
Our Executive Officers
Our executive officers serve at the discretion of our Board. Our Board selected each of our executive officers because their background provides each executive with the experience and skill set geared toward helping us succeed in our business strategy. Our management team is composed of experienced executives from diverse backgrounds who focus on the performance of our Company to drive long-term outcomes. As of the filing date, our executive officers included Gary J. Niederpruem, our Chief Executive Officer and member of the board of directors, Ryan S. Fiedler, our Chief Financial Officer, and Tyson K. Hottinger, our Chief Legal Officer. Biographical information regarding each of our executive officers is below.
Gary J. Niederpruem
Chief Executive Officer and Class III Director (May 2025 to Present)
Age: 51
Gary J. Niederpruem has served as our Chief Executive Officer since May 2025. From May 2024 to May 2025, Mr. Niederpruem served as Chief Operating Officer of Sasser Family Companies, a private organization focused on transportation asset management. From September 2022 to May 2024, Mr. Niederpruem served as Chief Business Officer and then Chief Executive Officer of Cenergistic, a company specializing in energy conservation and sustainability solutions. From December 2016 to September 2022, Mr. Niederpruem worked at Vertiv Holdings Co., first as Executive Vice President of Marketing and Development and then as Chief Marketing, Strategy and Development Officer and Executive Integration Leader, where he was a key member of the leadership team that led its carve-out from Emerson Network Power and subsequent public listing. Prior to December 2016, Mr. Niederpruem worked at Emerson Network Power as Vice President of Global Marketing and General Manager of Integrated Solutions and Vice President of Product Management and at Danaher Corporation as Director of Global Product Management, Engineering and Sales. Mr. Niederpruem holds a bachelor’s degree in marketing and logistics from John Carroll University and a master’s degree in business administration from the University of Notre Dame.
We believe Mr. Niederpruem’s knowledge of the Company and extensive experience in the electrical distribution equipment and energy industry make him well qualified to serve as a director.

Included in the discussion below is information regarding our executive officers who do not serve as directors of our Company.
Ryan S. Fiedler
Chief Financial Officer
Age: 48
Ryan S. Fiedler has served as our Chief Financial Officer since July 2025. Prior to joining Forgent, Mr. Fiedler served as the Chief Financial Officer of Caterpillar Inc.’s Resource Industries segment which generated $12.4 billion of sales in 2024. From May 2011 to July 2025, Mr. Fiedler held a variety of senior finance, accounting and strategy-related roles at Caterpillar Inc., including Vice President of Investor Relations, Vice President of Finance and Global Head of Strategy, Corporate Development, Venture Capital and Strategic Finance. Prior to joining Caterpillar Inc., Mr. Fiedler served as a Vice President in the Investment Banking division of J.P. Morgan Chase & Co. Mr. Fiedler holds a bachelor’s degree in business administration, finance and entrepreneurship from Baylor University.
Tyson K. Hottinger
Chief Legal Officer
Age: 45
Tyson K. Hottinger has served as our Chief Legal Officer and Corporate Secretary since October 2024. Mr. Hottinger served as Chief Legal Officer and Corporate Secretary at Array Technologies, Inc. from June 2021 to September 2024. Prior to June 2021, Mr. Hottinger served as Deputy General Counsel and Managing Shareholder at Maschoff Brennan Gilmore Israelsen & Wright LLP, where he represented technology and manufacturing companies while serving as a member of the executive management committee. Mr. Hottinger holds a bachelor of science degree in finance from the University of Utah and a juris doctor degree from the University of Utah’s S.J. Quinney College of Law.
Audit Committee
Our audit committee is responsible for, among other matters: (1) overseeing the (i) audits of the financial statements of the Company; (ii) the integrity of the Company’s financial statements; (iii) the Company’s processes relating to risk management and the conduct and systems of internal control over financial reporting and disclosure controls and procedures; (iv) the qualifications, engagement, compensation, independence and performance of the Company’s independent auditor, and the auditor’s conduct of the annual audit of the Company’s financial statements and any other services provided to the Company; and (v) the performance of the Company’s internal audit function; and (2) producing the annual report of the audit committee required by the rules of the SEC.
Our audit committee consists of Anthony Trunzo, Frank Cannova, and Gregory Spierkel, with Anthony Trunzo serving as chairman. Our Board has determined that Anthony Trunzo and Gregory Spierkel meet the independence requirements of Rule 10A-3 under the Exchange Act and the applicable NYSE listing rules. As permitted under the applicable rules and regulations of the NYSE, we intend to phase in compliance with the heightened audit committee independence requirements prior to the end of the one-year transition period. Furthermore, our Board has determined that each of Anthony Trunzo, Frank Cannova, and Gregory Spierkel is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable rules and regulations. All of the members of our audit committee meet the requirements for financial literacy under the applicable rules. The responsibilities and authority of our audit committee are described in further detail in the Audit Committee Charter, as adopted by our Board in February 2026, a copy of which is available at our website www.ir.forgentpower.com under “Governance–Governance Documents.”
Code of Ethics and Business Conduct
We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the code is available at our website, www.ir.forgentpower.com, under “Governance–Governance Documents.” Any amendments or waivers to our code for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, will be disclosed on our website promptly following the date of such amendment or waiver.

Insider Trading Policy
The Company has adopted an Insider Trading Policy (the “Insider Trading Policy”) that governs the purchase, sale, and other dispositions of the Company’s securities by its directors, officers, employees, and certain other persons, including their respective family members and controlled entities. The Insider Trading Policy is designed to promote compliance with federal, state, and foreign securities laws that prohibit trading in a company’s securities while in possession of material non-public information, as well as the communication of such information to others who may trade on the basis of that information. Among other things, the Insider Trading Policy prohibits trading while aware of material non-public information, tipping, short sales, hedging and monetization transactions, publicly traded options, holding Company securities in a margin account, and pledging Company securities as collateral. The Insider Trading Policy also establishes pre-clearance procedures and quarterly blackout periods applicable to designated persons, including directors and officers, and sets forth requirements for the adoption and maintenance of Rule 10b5-1 trading plans. The Insider Trading Policy applies to transactions in all Company securities, including Class A common stock, par value 0.00001 per share (“Class A common stock”), options, preferred stock, convertible debentures, warrants, and derivative securities relating to Company securities. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis (the “CD&A”) section summarizes our general philosophy with respect to the compensation of our Chief Executive Officer (“CEO”), our Chief Financial Officer (“CFO”) and our other executive officer during the fiscal year ended June 30, 2026 (“Fiscal 2026”) (collectively, our “named executive officers” or “NEOs”). This CD&A provides an overview and analysis of the compensation programs and policies for our NEOs, the material compensation decisions and recommendations to the Board, as appropriate, made by our compensation committee (the “Committee”) under such programs and policies during Fiscal 2026 and the material factors considered by the Committee in taking such actions. The discussion below is intended to help you understand the detailed information provided in our executive compensation tables and put that information into context within our overall compensation philosophy.
Fiscal 2026 Named Executive Officers
As of June 30, 2026, we had three executive officers, and we did not have any other executive officers during Fiscal 2026. Our NEOs for Fiscal 2026 are identified below.
Gary J. Niederpruem    Chief Executive Officer
Ryan S. Fiedler    Chief Financial Officer
Tyson K. Hottinger    Chief Legal Officer
Initial Public Offering and Executive Compensation Context
During Fiscal 2026, we completed our initial public offering on February 6, 2026. Accordingly, the compensation described in this CD&A and accompanying tables and narrative reflects a transition period in which certain elements of our executive compensation program, particularly equity-based compensation, were established or granted under the Company’s pre-IPO arrangements, while other elements reflect the compensation programs adopted in connection with or following the IPO. Certain pre-IPO equity awards reported in the compensation tables remain outstanding and continue to vest following the IPO. In addition, because each of our NEOs joined the Company relatively recently, certain compensation reported for Fiscal 2026 reflects one-time sign-on and new-hire awards that are not representative of their ongoing annual compensation. The Committee expects the Company’s executive compensation program to evolve as the Company continues to develop as a public company.
Our Executive Compensation Philosophy and Principal Objectives
In designing our executive compensation program, we are focused on providing a total compensation package that:
•allows us to attract, retain and motivate highly skilled executives;
•emphasizes a “pay for performance” philosophy by tying a significant portion of pay to the successful execution of our short and long-term financial and strategic objectives;
•aligns the interests of our executives with those of our stockholders though the use of equity incentives;
•adheres to high standards of corporate governance; and

•maximizes the financial efficiency of the overall compensation program.
Determination of Compensation
Compensation Setting Process
Prior to the IPO, the Company did not have a separate compensation committee. In connection with the IPO, the Board established the Committee, which assumed responsibility for overseeing the Company’s executive compensation program and reviewing and recommending to the Board for approval compensation for the Company’s executive officers.
The Committee follows a thoughtful and deliberate approach in discharging its responsibilities with respect to our executive compensation program and making compensation recommendations and decisions. In assessing the Company’s executive compensation structure, the Committee generally focuses on maintaining a competitive level and mix of target total direct compensation (“TTDC”), which we define as the sum of base salary, target annual incentives, and target annualized long-term incentives, for our NEOs. We do not target a specific percentile for TTDC but generally consider the market median as a competitive reference point.
Role of the Committee. The Committee has the general responsibility for reviewing and recommending to the Board the compensation of our CEO and other executive officers, as well as for reviewing and recommending to the Board our overall compensation strategy. The Committee, as designated by our Board, also serves as the administrator of our equity incentive plan.
Role of Executive Officers. Our NEOs have a limited role in the executive compensation process. Our CEO, with input from members of our human resources team, makes compensation recommendations for his direct reports. These recommendations are reviewed by the Committee and recommended to the Board for approval. Our CEO does not participate in any discussions of his own compensation. Our NEOs may also be invited by the Committee or our Board to address various business, human capital or other organization strategies and to attend portions of such Committee and/or Board meetings where such topics are discussed.
Role of Committee-Retained Consultants
In September 2025, the Board, and upon IPO, the Committee, engaged FW Cook to serve as the independent compensation consultant to the Committee. For Fiscal 2026, the compensation consultant’s work included the following:
•providing independent advice on current trends and best practices in compensation design and program alternatives, and advising on plans or practices that may improve the effectiveness of our compensation program;
•development of comparative peer groups for use in competitive analyses of pay levels and program design practices and identification of relevant surveys to supplement peer group data;
•assistance in developing our compensation philosophy, and based on that philosophy recommending executive base salaries, target bonuses, and ongoing annual long-term incentive grant guidelines;
•assisting in the design and structure of our annual and long-term incentive plan, including advice on annual share usage and potential dilution; and
•offering recommendations, insights and perspectives on other compensation-related matters.
The Committee approved our compensation consultant’s recommendations for the following group of 16 companies to serve as the Company’s peer group for purposes of making compensation decisions for Fiscal 2026:

✓ AAON, Inc.	✓ ESCO Tech	✓ Nextpower Inc.*
✓ Advanced Energy Ind.	✓ Federal Signal Corp	✓ nVent Electric plc
✓ Atkore Inc.	✓ Generac	✓ OSI Systems
✓ Belden Inc.	✓ Hubbell	✓ Powell Industries Inc
✓ Bloom Energy Corp.	✓ Itron	✓ SPX Technologies, Inc.
✓ EnerSys	✓ Littelfuse
*Formerly known as Nextracker Inc.

Elements of Executive Compensation
In Fiscal 2026, our NEOs’ compensation consisted of several compensation elements, as described in the table below:

Element	Form of Payout	Objective
Base Salary	Cash	•Provides a level of fixed compensation for the core responsibilities of our NEOs’ positions
Annual Incentives	Cash	•Variable cash incentive opportunity tied to the achievement of short-term (annual) financial and strategic objectives
IPO Transaction Bonuses	Cash	•Transaction-related bonus to reward significant efforts and outcomes in connection with a transformational transaction for the Company
Long-Term Incentives	Equity-based awards in the form of incentive units (i.e., profits interests)
•Aligns the interests of our NEOs with those of shareholders
•Rewards the successful execution of business strategies to create long-term shareholder value
•Vesting periods support the retention of key talent

Benefits and Perquisites	Cash and non-cash	•Support employee well-being, financial security, and productivity
Base Salary
We provide each of our NEOs with a base salary for the services that the NEO performs for us each year. Base salaries serve as the fixed element of our compensation program, and the Committee and Board seek to maintain base salary levels at a competitive position within the market in which we compete for talent. For Fiscal 2026, the base salaries of our NEOs were as follows: Gary Niederpruem - $650,000; Ryan Fiedler - $600,000; Tyson Hottinger - $512,000. Mr. Hottinger’s base salary was increased from $412,000 to $512,000 effective January 1, 2026, to better align with market-competitive rates for his role.
Annual Incentive Awards
Our annual incentive program provides a variable incentive opportunity for our NEOs that is directly tied to the achievement of our short-term financial and strategic objectives. Our annual incentive program is an important part of our TTDC as it encourages our eligible executives and other employees to work proficiently toward improving operating performance at the Company by providing performance-based annual cash incentive awards to motivate and reward them for the achievement of, meeting and/or exceeding pre-determined performance objectives. Performance objectives are established annually by the Committee and, for our NEOs, are approved by the Board, and they aim to focus on achieving annually established financial targets that are key indicators of ongoing operational performance and support our business strategy.
The Committee reviews our target annual incentive opportunities each year to ensure they are competitive. See the table below for a summary of the Fiscal 2026 target annual incentive opportunity as a percent of salary for each NEO, the target amount and the actual bonus earned based on our performance.
For Fiscal 2026, our annual incentive program for our NEOs was based on Enterprise Revenue and Adjusted EBITDA (complementary measures of the Company’s annual financial performance). Enterprise Revenue, weighted one-third, promotes continued top-line growth and strong commercial execution, while Enterprise Adjusted EBITDA, weighted two-thirds, emphasizes profitability and earnings generation. Together the measures are intended to encourage management to grow the business, while maintaining appropriate focus on the quality and profitability of that growth.
Our Committee approved the performance goals at threshold, target, and maximum, under our Fiscal 2026 annual incentive program for each metric, which were applicable to our NEOs. The target goals were set to be challenging but attainable based on the expectations for the business at the time that the goals were set. For each measure, the payout could be 0% if performance was below the threshold goal, or could range from 50% to 100% of target for performance between the threshold and target goals, or from to 100% to 200% of target for performance between the target and up to or in excess of the maximum goals, with linear interpolation for performance between levels. The table below outlines for each measure the weighting, goals at each level, actual performance, and resulting weighted funding percentage for our Fiscal 2026 annual incentive program.

Performance Measure	Weighting	Threshold (50% payout)	Target (100% payout)	Maximum (200% payout	Actual	Achievement as a percent of target	Weighted Payout Percentage
Enterprise Revenue ($mil.)	33.3%	$1,148.1	$1,350.7	$1,485.8	$1,420.1	105.1%	51%
Adjusted EBITDA ($mil.)	66.7%	$247.3	$309.1	$370.9	$322.9	104.5%	82%
						Funding %	132%
For purposes of the annual incentive program, the Company’s performance metric for Adjusted EBITDA was based on the Company’s calculation of Adjusted EBITDA reported on page 59 of this Annual Report on Form 10-K. See reconciliation of Adjusted EBITDA to net income on page 60 of this Annual Report on Form 10-K under section titled “Non-GAAP Financial Measures.”
The following table summarizes for our NEOs their target annual incentive opportunities as percentages of base salary and in dollars, as well as the earned amounts based on performance against the financial measures outlined above. Pursuant to their employment agreements, Messrs. Niederpruem and Fiedler’s target annual incentives increased at IPO. While Mr. Hottinger’s target annual incentive as a percentage of base salary did not change during the year, his salary increased as of January 1, 2026, and his Fiscal 2026 annual incentive was applied to his salary earnings for the fiscal year.

NEO	FY26 Target as a Percentage of Base Salary	FY26 Target Annual Incentive Amount	Fiscal 2026 % Earned	FY26 Earned Annual Incentive Amount(1)
Gary Niederpruem	69%/100% (2)	$529,452 (2)	132%	$698,877
Ryan Fiedler	75%/100%(3)	$473,836(3)	132%	$625,464
Tyson Hottinger	70%	$323,112 (4)	132%	$426,509
_______________________________________
(1) Payments to be made in September 2026.
(2) Pursuant to his employment agreement, the annualized value of Mr. Niederpruem’s target annual incentive was $450,000 for the portion of the fiscal year prior to our February 2026 IPO and increased to $650,000 for the portion of the fiscal year after our February 2026 IPO.
(3) Pursuant to his employment agreement, the annualized value of Mr. Fiedler’s target annual incentive was $450,000 from his July 30, 2025 hire date through our February 2026 IPO, and increased to $600,000 for the portion of the fiscal year after our February 2026 IPO.
(4) Mr. Hottinger’s earned annual incentive percentage was applied to his salary earnings for the year, which reflect his annual base salary of $412,000 prior to January 1, 2026 and $512,000 after January 1, 2026.
Long Term Incentive Compensation
Prior to our IPO, our NEOs were granted long-term incentive units in the form of profits interests (for federal income tax purposes) in Forgent Parent I LP, Forgent Parent II LP, and Forgent Parent III LP, which represent the right to receive distributions from Forgent Parent I LP, Forgent Parent II LP, and Forgent Parent III LP, as applicable, after their respective members have received a return of their contributed capital.
Messrs. Niederpruem and Fiedler received incentive units in Fiscal 2026, and Mr. Hottinger received incentive units in fiscal year ended June 30, 2025 (“Fiscal 2025”). We believe our leadership is aligned with our stockholders because a significant portion of the incentive units held by our NEOs remain unvested, will vest over multiple years (as described in greater detail below under “– Outstanding Equity Awards as of June 30, 2026”), and will generally increase or decrease in value as the price of our Class A common stock increases or decreases. As of June 30, 2026, 12.5% of the incentive units held by each of Mr. Niederpruem and Mr. Fiedler have vested and 24.8% of the incentive units held by Mr. Hottinger have vested.
No other long-term incentive equity awards were granted to the NEOs under the Forgent Power Solutions, Inc. Equity Incentive Plan (the “2026 Plan”) during Fiscal 2026. See the “Executive Compensation Tables – Summary Compensation Table” and “ – Outstanding Equity Awards” table below for more information.

Additionally, in connection with our IPO, we adopted the 2026 Plan, which is administered by the Committee, with the intent to advance the Company’s interests and increase stockholder value by attracting, retaining and motivating key personnel upon whose judgment, initiative and effort the successful conduct of our business is largely dependent. The types of awards available under the 2026 Plan include stock options (both incentive and non-qualified stock options), stock appreciation rights (“SARs”), restricted stock awards, restricted stock units (“RSUs”) and stock awards, which are granted pursuant to an award agreement. In September 2026, the Committee commenced making annual equity awards to the Company’s ongoing LTI participants, including the NEOs, in the form of RSUs and stock options, each of which vest in three equal annual installments, and the options have a ten-year maximum contractual exercise term. The Committee considered market data on competitive pay levels for similarly situated executives, individual and Company performance, as well as the prior awards of incentive units when determining grant sizes for the NEOs. The Committee expects to make annual grants in the first quarter of each year and will continue to evaluate the appropriate mix and design of equity awards in light of the Company’s evolving compensation objectives and market practices.
Employment Agreements
During Fiscal 2026, the Company entered into amended and restated employment agreements with each of the NEOs that govern the terms and conditions of their employment relationship with us, including the compensation and benefits to which each executive is entitled. Among other things, each of our NEOs is entitled to severance and other benefits upon a termination of employment in certain circumstances pursuant to their amended employment agreements. These severance protections are described in more detail below under “Potential Payments Upon Termination or Change in Control.”
Transaction and Signing Bonuses
Pursuant to the terms of their amended and restated employment agreements, Messrs. Niederpruem and Fiedler received transaction bonuses of $3,500,000 and $2,500,000, respectively, upon consummation of the IPO. These transaction bonuses were part of their pre-IPO compensation designed to reward the significant incremental efforts needed to unify previously separate companies into one corporation that could successfully undergo an initial public offering transaction. The transaction bonuses are subject to repayment in the event the executive’s employment is terminated by the company for “cause” or the executive resigns his employment without “good reason” (as such terms are defined in the respective employment agreements), in each case prior to the 12-month anniversary of the IPO.
Mr. Fiedler was also paid a one-time signing bonus of $250,000 in Fiscal 2026 in connection with his entry into an employment agreement with us and the commencement of his employment.
Retirement Plans
The Company maintains a 401(k) plan (the “401(k) Plan”) covering all eligible employees, including our NEOs. All Company employees are generally eligible to participate in the 401(k) Plan after they have completed ninety days of employment. The Company provides matching contributions under the 401(k) Plan and may also make discretionary contributions.
Perquisites and Benefits
Our NEOs are generally eligible to participate in the same benefit plans as all other full-time salaried employees.
Important Compensation Policies and Guidelines
Timing of Stock-Based Grants
We have certain practices relating to the timing of grants of stock options and other stock-based awards. Annual stock awards to our employees, including our named executive officers, are made on a pre-determined schedule on September 1st of each year, subject to the Committee’s earlier recommendation and the Board’s approval. Any off-cycle awards granted to executive officers, including our named executive officers, must be at the Committee’s recommendation and approved by the Board. Such awards will be granted on the first day of the month that follows the Board’s approval, unless otherwise determined by the Committee under the circumstances. We do not grant stock options or any other form of equity compensation in anticipation of the release of material, non-public information. Similarly, we do not time the release of material, non-public information based on stock option or other equity award grant dates for the purpose of affecting the value of any such award granted to our NEOs.
Impact of Tax and Accounting Considerations
We consider the tax (individual and corporate) consequences of our executive compensation plans when designing the plans. Section 162(m) of the Code limits tax deduction of compensation paid in excess of $1,000,000 per year to NEOs.

We also consider the stock-based compensation expense associated with equity awards to executive officers as part of the expense associated with our overall equity compensation program. We will monitor this expense as we develop our plans and strive to maintain a program that balances the goals of our equity program with the associated expense of the program.
Compensation Clawback Policy and Recoupment
As required by New York Stock Exchange Listing Rules, we adopted a policy that requires, subject to certain limited exceptions, the recoupment of erroneously awarded incentive compensation in the event of an accounting restatement resulting from material noncompliance with any financial reporting requirement under the U.S. federal securities laws. In such an event, we will seek to recover the amount of erroneously awarded incentive-based compensation received by current and former executive officers during the three-year fiscal year period prior to the date we are required to prepare an accounting restatement that was in excess of the amount that would have been awarded based on the related financial results, subject to and in accordance with the terms of the policy and applicable law. Additionally, pursuant to the 2026 Plan, the Company has the right to recoup any gain realized by the participant from the exercise, vesting or payment of any award if, within one year after such exercise, vesting or payment (a) the participant is terminated for cause, (b) after the participant’s termination, the Committee, who is the administrator of the 2026 Plan, determines that the participant engaged in an act that falls within the definition of cause or violated any continuing obligation of the participant with respect to the Company, or (c) the Committee determines the participant is subject to recoupment due to a clawback policy.
Hedging Transactions
Pursuant to our Insider Trading Policy, we prohibit directors, officers, and employees of the Company as well as their respective family members and controlled entities from engaging in hedging or monetization transactions, which can be accomplished through a number of mechanisms, including through the use of financial instruments such as prepaid variable forwards, equity swaps, collars and exchange funds (excluding broad-based index funds). Such hedging transactions may permit our insiders to continue to own Company Securities obtained through employee benefit plans or otherwise, but without the full risks and rewards of ownership, which can result in a misalignment of interests between such insiders and other shareholders.
Compensation Risk Management
Pursuant to the Committee’s charter, the Committee reviews the Company’s incentive compensation arrangements for executives, management and employees to assess: (i) whether such policies and practices encourage excessive risk-taking; (ii) the relationship between risk management policies and practices and compensation; (iii) and any adjustments to the Company’s compensation policies and practices that could mitigate any such risk. Based on such review, the Committee and management believe that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.
Compensation Committee Interlocks and Insider Participation
The current members of the Committee are Gregory M.E. Spierkel (Chair), Frank Cannova, Neel Bhatia, and David Savage. During Fiscal 2026, none of the members of the Committee was an officer or employee of the Company. In addition, during Fiscal 2026, none of our executive officers served as a member of the compensation committee of any other entity that has one or more executive officers serving on our Board or our Committee.
Compensation Committee Report
Our Committee has reviewed and discussed the section of this report entitled “Compensation Discussion and Analysis” with management. Based on this review and discussion, the Committee has recommended to our Board that the CD&A be included in this Form 10-K.
Compensation Committee
Gregory M.E. Spierkel (Chair)
Frank Cannova
Neel Bhatia
David Savage

Executive Compensation Tables
Summary Compensation Table

Name and Principal Position(1)	Fiscal Year	Salary(2)	Bonus(3)	Option Awards(4)	Non-Equity Incentive Plan Compensation(5)	All Other Compensation(6)	Total
Gary J. Niederpruem Chief Executive Officer	2026	$650,000	$3,500,000	$1,087,328	$698,877	$—	$5,936,205
	2025	$55,000	$500,000	$—	$—	$—	$555,000
Ryan S. Fiedler Chief Financial Officer	2026	$552,329	$2,750,000	$616,153	$625,464	$—	$4,543,946

Tyson K. Hottinger Chief Legal Officer	2026	$461,589	$—	$—	$426,509	$7,588	$895,686
	2025	$294,738	$265,000	$252,000	$245,464	$182	$1,057,384
_______________________________________
(1)Mr. Niederpruem has served as our Chief Executive Officer since May 30, 2025. Mr. Fiedler has served as our Chief Financial Officer since July 30, 2025. Mr. Hottinger has served as our Chief Legal Officer since October 14, 2024.
(2)Amounts in this column reflect the base salary earned by each NEO in Fiscal 2026 and Fiscal 2025, as applicable, which in the case of Mr. Fiedler in Fiscal 2026 was from his start date through June 30, 2026, and in the case of Messrs. Niederpruem and Hottinger for Fiscal 2025 were from their respective start dates through June 30, 2025. Mr. Hottinger’s base salary was increased from $412,000 to $512,000 effective January 1, 2026.
(3)Amounts in this column reflect transaction bonuses in connection with the IPO of $3,500,000 paid to Mr. Niederpruem and $2,500,000 paid to Mr. Fiedler in Fiscal 2026 and signing bonuses of $500,000 and $265,000 paid to Messrs. Niederpruem and Hottinger, respectively, in Fiscal 2025 and $250,000 paid to Mr. Fiedler in Fiscal 2026.
(4)Amounts reported in the “Option Awards” column reflect the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of incentive units in Forgent Parent I LP, Forgent Parent II LP, and Forgent Parent III LP granted to Messrs. Niederpruem and Fiedler in Fiscal 2026 and of incentive units in Forgent Parent I LP granted to Mr. Hottinger in Fiscal 2025. The incentive units represent partnership interests in Forgent Parent I LP, Forgent Parent II LP, and Forgent Parent III LP, as applicable, that are intended to constitute profits interests for federal income tax purposes. Although the units do not require the payment of an exercise price, they are most similar economically to stock options. Accordingly, they are classified as “options” under the definition provided in Item 402(a)(6)(i) of Regulation S-K as an instrument with an “option-like” feature. See Note 20, “Equity-Based Compensation”] in our consolidated/combined financial statements in this Annual Report on Form 10-K for additional details regarding these awards.
(5)The amounts included in this column reflect the annual performance-based cash incentive award payout pursuant to performance-based criteria for Fiscal 2026 and 2025 as applicable.
(6)Amounts in this column reflect 401(k) matching contributions.

Grants of Plan-Based Awards Table for Fiscal 2026
The following table and footnotes provide information with respect to grants of incentive-based awards made to our NEOs during Fiscal 2026 as well as the range of future payouts under non-equity incentive awards for our NEOs.

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares or Units(#)	All Other Option Awards: Number of Securities Underlying Options(#)(2)	Exercise or Base Price of Option Awards($)(3)	Grant Date Fair Value of Stock and Option Awards($)(4)
Name	Type of Award	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Gary J. Niederpruem	Annual Incentive	—	$88,242	$529,452	$1,058,904	—	—	N/A	—
	Incentive Units	12/2/2025	—	—	—	—	463.8	N/A	$1,087,328
Ryan S. Fiedler	Annual Incentive	—	$78,973	$473,836	$947,671	—	—	N/A	—
	Incentive Units	12/2/2025	—	—	—	—	262.9	N/A	$616,153
Tyson K. Hottinger	Annual Incentive	—	$53,852	$323,112	$646,225	—	—	N/A	—
_______________________________________
(1)Amounts reported in this column reflect the annual incentive program awards granted to certain of our NEOs in Fiscal 2026.

(2)Amounts reported in this column are the number of equivalent shares of Class A common stock represented by such NEO’s incentive units in Forgent Parent I LP, Forgent Parent II LP, and Forgent Parent III LP, as applicable, based upon a price per share of Class A common stock of $55.86 (which was the closing price per share of Class A common stock on June 30, 2026). Such incentive units represent a right to receive distributions from Forgent Parent I LP, Forgent Parent II LP, and Forgent Parent III LP, as applicable in the proportions set out, and subject to the conditions, in the applicable limited partnership agreement. Such incentive units are intended to constitute profits interests for federal income tax purposes. Although the units do not require the payment of an exercise price, they are most similar economically to stock options. Accordingly, they are classified as “options” under the definition provided in Item 402(a)(6)(i) of Regulation S-K as an instrument with an “option-like” feature. See Note 20, “Equity-Based Compensation” in our combined/consolidated financial statements in this Annual Report on Form 10-K for additional details regarding these awards.
(3)These equity awards are not traditional options, and therefore, there is no exercise price or option expiration date associated with them.
(4)Amounts reported in this column reflect the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of incentive units in Forgent Parent I LP, Forgent Parent II LP, and Forgent Parent III LP, as applicable. See note 2 to this table above.

Outstanding Equity Awards as of June 30, 2026
The following table and footnotes set forth information regarding outstanding incentive unit awards held by our NEOs as of June 30, 2026 (shares in thousands):

Name	Number of Securities Underlying Unexercised Options Exercisable(1) (2)	Number of Securities Underlying Unexercised Options Unexercisable(1) (3)	Option Exercise Price(4)	Option Expiration Date(4)
Gary J. Niederpruem	58	405.8	N/A	N/A
Ryan S. Fiedler	32.9	230	N/A	N/A
Tyson K. Hottinger	61.4	186.7	N/A	N/A
_______________________________________
(1)    The equity awards disclosed in this table are the number of equivalent shares of Class A common stock represented by such NEO’s incentive units in Forgent Parent I LP, Forgent Parent II LP, and Forgent Parent III LP, as applicable. Such incentive units represent a right to receive distributions from Forgent Parent I LP, Forgent Parent II LP, and Forgent Parent III LP, as applicable in the proportions set out, and subject to the conditions, in the applicable limited partnership agreement. Such incentive units are intended to constitute profits interests for federal income tax purposes. Although the incentive units do not require the payment of an exercise price, they are most similar economically to stock options. Accordingly, they are classified as “options” under the definition provided in Item 402(a)(6)(i) of Regulation S-K as an instrument with an “option-like” feature. See Note 20, “Equity-Based Compensation” in our consolidated/combined financial statements in this Form 10-K for additional details regarding these awards.
(2)     Messrs. Niederpruem’s and Fiedler’s incentive units in Forgent Parent I LP, Forgent Parent II LP, and Forgent Parent III LP were granted on December 1, 2025, and Mr. Hottinger’s incentive units in Forgent Parent I LP were granted on December 19, 2024. As of June 30, 2026, 12.5% of Messrs. Niederpruem’s and Fiedler’s incentive units in Forgent Parent I LP, Forgent Parent II LP, and Forgent Parent III LP had vested and 24.8% of Mr. Hottinger’s incentive units in Forgent Parent I LP had vested. With respect to the vesting of any incentive units held by such NEO, such NEO must have been continuously employed or engaged by us from the date of grant through such applicable vesting date. See “Parent Incentive Units” below for more information regarding the terms of such awards and their value.
(3)     Under the terms of the grants of Messrs. Niederpruem’s and Fiedler’s incentive units as of June 30, 2026, vesting occurs in eight equal three-month installments of 12.5%, with the initial 12.5% vested on May 6, 2026. Under the terms of the grant of Mr. Hottinger’s incentive units as of June 30, 2026, 14% of Mr. Hottinger’s incentive units vested on October 14, 2025 and vesting of the remaining units occurs in eight equal three-month installments of 10.75%, with the initial 10.75% vested on May 6, 2026.
(4)     These equity awards are not traditional options, and therefore, there is no exercise price or option expiration date associated with them.

Option Exercises and Stock Vested During Fiscal 2026
As of June 30, 2026, our NEOs have only been awarded incentive units in Forgent Parent I LP, Forgent Parent II LP, and Forgent Parent III LP and do not have any option or stock awards issued under the 2026 Plan. Therefore, during Fiscal 2026, there were no option exercises or vesting of stock awards. During Fiscal 2026, the following percentage of incentive units in Forgent Parent I LP, Forgent Parent II LP, and Forgent Parent III LP, as applicable, vested for each of our NEOs: 12.5% for Mr. Niederpruem; 12.5% for Mr. Fiedler; and 24.8% for Mr. Hottinger.
Parent Incentive Units
The following table sets forth certain additional information about the value of the vested and unvested incentive units in Forgent Parent I LP, Forgent Parent II LP, and Forgent Parent III LP, as applicable, held by our NEOs as of June 30, 2026, based on the closing market price of the Company’s Class A common stock on June 30, 2026, the last trading day of Fiscal 2026, of $55.86 and a hypothetical liquidating distribution by each of Forgent Parent I LP, Forgent Parent II LP, and Forgent Parent III LP, as applicable, of all cash and all shares of our Class A common stock or Opco LLC Interests, as applicable, in each case, it holds in accordance with the terms of its limited partnership agreement.

Name	Value of Vested Incentive Units	Value of Unvested Incentive Units	Total
Gary J. Niederpruem	$3,238,072	$36,527,272	$39,765,344
Ryan S. Fiedler	$1,835,183	$20,701,914	$22,537,097
Tyson K. Hottinger	$3,430,788	$16,813,546	$20,244,334

Under the limited partnership agreements of Forgent Parent I, Forgent Parent II, and Forgent Parent III governing the rights and preferences of the incentive units, no distribution will be paid in respect of any unvested incentive unit. Instead, in the event of a distribution, the board of managers of Forgent Parent I, Forgent Parent II, and/or Forgent Parent III, as applicable, will determine the amount of such distribution that would be payable with respect to an unvested incentive unit and the partnership will create a reserve amount on its books (or increase an existing reserve amount in respect of an unvested incentive unit, if applicable). The board of managers of each of Forgent Parent I, Forgent Parent II, and Forgent Parent III are required to use commercially reasonable efforts to make distributions on a quarterly basis to Mr. Niederpruem, Mr. Fiedler and Mr. Hottinger, along with other holders of incentive units, equal to the portion of the reserve amount attributable to such NEO’s incentive units that have subsequently vested. In addition, if the board of managers of Forgent Parent I, Forgent Parent II, or Forgent Parent III declares a distribution for any other reason, including a distribution of proceeds received from a sale of our Class A common stock or exchange or redemption of Opco LLC Interests, as applicable, after a portion of the incentive units have subsequently vested, the reserve amount attributable to incentive units that have subsequently vested will be paid, without interest, to the holder of such subsequently vested incentive units.
Each of Forgent Parent I, Forgent Parent II, and Forgent Parent III may pay any distribution in respect of the incentive units held by the NEOs in either cash or shares of our Class A common stock, as applicable, or a mix thereof, at the election of the board of managers of Forgent Parent I, Forgent Parent II, or Forgent Parent III, as applicable.
Potential Payments Upon Termination of Employment or Change of Control
As discussed in “Compensation Discussion and Analysis – Employment Agreements” above, our agreements with our NEOs provide for certain severance payments in connection with their termination. Additionally, the terms of their applicable award agreements specify how the awards will be treated upon their termination. Such payments are described below.
Termination and Change in Control Provisions
Employment Agreements
The amended and restated employment agreements for the NEOs provide that upon a termination of an NEO’s employment without “cause” or, in the case of Mr. Hottinger, by the NEO with “good reason,” each as defined therein, subject to such person’s execution of a fully effective release of claims and continued compliance with applicable restrictive covenants, the NEOs are eligible to receive base salary continuation payments and payment or reimbursement of a portion of continuation coverage premiums under the Company’s group health plans pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 for 12 months (nine months for Mr. Hottinger).
The employment agreements for Messrs. Niederpruem and Fiedler generally provide that “cause” means the person’s (i) indictment for, conviction of, or entry into a plea of nolo contendere with respect to, a felony or any other crime involving fraud, theft or embezzlement, (ii) gross negligence or willful misconduct in the performance of such person’s duties, (iii) repeated and willful failure or refusal to follow any lawful written directive from the Board with respect to the person’s material duties or obligations to the Company, (iv) any breach of the person’s fiduciary duties, (v) commission of an act of misappropriation, embezzlement or fraud involving the company or any client, customer or business relation thereof, (vi) material breach of confidentiality, non-disparagement, non-solicitation, or other restrictive covenant, (vii) material violation of any written company policy (including any written business ethics and conflicts of interest policies then in effect and any harassment, discrimination or relationship policies), or (viii) material breach of such person’s employment agreement or other agreement or arrangement with the company, subject in certain cases to a 15-day cure right, if curable.
The employment agreement for Mr. Hottinger generally provides that “cause” means (i) the commission of a felony or other crime involving moral turpitude or the commission of any other act or omission involving dishonesty or fraud, (ii) reporting to work under the influence of alcohol or under the influence or in the possession of illegal drugs, (iii) substantial and repeated failure to perform duties as reasonably directed by the Board, (iv) breach of fiduciary duty, gross negligence or willful misconduct, (v) a willful and material failure to observe policies or standards of the Company regarding employment practices, or (vi) any breach of non-solicitation, no-hire, or confidentiality covenants or any material breach of any other provision of his employment agreement or any other agreement to which Mr. Hottinger and the Company are parties, subject in certain cases to a 30-day cure right, if curable; and “good reason” means (i) a material reduction in base salary without his consent, (ii) a relocation of his principal place of employment, without consent, to a location of more than 50 miles from his then-current principal place of employment, or (iii) an adverse change in position or title without his consent, subject in certain cases to a 30-day cure right, if curable.

Incentive Units
In the event of any termination or resignation, all unvested incentive units are automatically canceled and forfeited back to the applicable partnership by such NEO. Any unvested incentive units in Forgent Parent I LP, Forgent Parent II LP, and Forgent Parent III LP will vest as the date of a change in control, subject to such NEO continued employment or engagement through the date of such change in control.
Amounts Payable upon Termination or Change in Control
The following tables set forth the amounts that would have been payable June 30, 2026, to each of our NEOs who were employed by the Company as NEOs on the last day of Fiscal 2026 under a termination of employment without cause (and in the case of Mr. Hottinger, by the NEO for good reason) or a change in control of the Company had such scenarios occurred on June 30, 2026. Other than with respect to the acceleration of vesting of the incentive units described above, we do not provide our NEOs with other payments that are payable upon a change in control.

Name	Payments upon Termination or Change in Control	Termination without Cause(1)	Change in Control
Gary J. Niederpruem	Severance	$650,000	$—
	Accelerated Vesting(2)	$—	$36,527,272
	Health Benefits(3)	$20,352	$—
	Total	$670,352	$36,527,272

Ryan Fiedler	Severance	$600,000	$—
	Accelerated Vesting(2)	$—	$20,701,914
	Health Benefits(3)	$24,618	$—
	Total	$624,618	$20,701,914

Tyson K. Hottinger	Severance	$384,000	$—
	Accelerated Vesting(2)	$—	$16,813,546
	Health Benefits(3)	$18,325	$—
	Total	$402,325	$16,813,546
_______________________________________
(1)In the case of Mr. Hottinger, also includes a termination by Mr. Hottinger for good reason.
(2)Based on the closing market price of the Company’s Class A common stock on June 30, 2026, the last trading day of Fiscal 2026, of $55.86 and a hypothetical liquidating distribution by each of Forgent Parent I LP, Forgent Parent II LP, and Forgent Parent III LP, as applicable, of all cash and all shares of our Class A common stock or Opco LLC Interests (as applicable), in each case, it holds in accordance with the terms of its limited partnership agreement.
(3)For Messrs. Niederpruem and Fiedler, represents 12 months of COBRA coverage, and for Mr. Hottinger, represents nine months of COBRA coverage, which is maximum under their respective agreements, in each case at 2026 COBRA rates.

Director Compensation
We adopted a director compensation program in connection with the Company’s IPO. Our director compensation program provides that our non-employee directors (other than the directors affiliated with Neos) are eligible to receive compensation for their service on our Board consisting of annual cash retainer of $90,000 (to be paid in four equal quarterly installments and prorated for any partial year of service on our Board). For Fiscal 2026, the annual cash retainer was prorated from the date of our IPO through June 30, 2026. All of our non-employee directors (including the directors affiliated with Neos) receive annual grants of restricted stock units (“RSUs”) under the 2026 Plan with an aggregate grant date value of either $185,000 or, in the case of the directors affiliated with Neos, $275,000, and the chairman of the Board, the chair of our audit committee, the chair of our compensation committee and the chair of our nominating and corporate governance committee receive annual grants of RSUs with an aggregate grant date value of $125,000, $25,000, $20,000, and $15,000, respectively, in each case, subject to the terms of the 2026 Plan and the award agreements pursuant to which such awards are granted. On February 4, 2026, in conjunction with our IPO, we granted to each director the amounts above multiplied by a fraction of 10/12. The rationale for this fraction was to acknowledge that we anticipated our first annual shareholder meeting taking place somewhere in the December 2026 or January 2027 time frame, or roughly 10 months out from our IPO. We anticipated commencing the full annual grant cycle starting at that first annual meeting such that we will make one grant each year to our directors in the full annual amount consistent with typical market practice of tying equity to the board service year.

In addition, in connection with the Company’s IPO, Mr. Spierkel received a one-time grant of RSUs with an aggregate grant date value of $3,750,000 and each of Messrs. Trunzo and Bhatia received a one-time grant of RSUs with an aggregate grant date value of $1,500,000, in each case, subject to the terms of the 2026 Plan and the award agreements pursuant to which such awards are granted. These one-time awards were in recognition of the substantial support these three directors provided in establishing the Company’s public-company governance framework, including the development of Board and committee structures, policies and processes appropriate for a newly public company. The awards were also intended to recognize the directors’ anticipated leadership and contributions during the Company’s transition to operating as a public company and to create meaningful long-term alignment with stockholders.
Director Compensation Table for Fiscal 2026
The following table, together with its footnotes, summarizes the compensation awarded or paid to the members of our Board in Fiscal 2026 (other than Mr. Niederpruem, who does not receive additional compensation for service on the Board).

Name(1)	Fees Earned or Paid in Cash	Stock Awards(2), (3)	Total
Peter Jonna	$—	$345,816	$345,816
Frank Cannova	$—	$229,149	$229,149
David Savage	$—	$229,149	$229,149
Trey Bivins	$—	$229,149	$229,149
Serge Gofer	$—	$229,149	$229,149
Gregory M.E. Spierkel	$36,500	$3,920,805	$3,957,305
Anthony L. (“Tony”) Trunzo	$36,500	$1,675,026	$1,711,526
Neel Bhatia	$36,500	$1,654,182	$1,690,682
_______________________________________
(1)    This table includes only directors who received compensation during Fiscal 2026.
(2)    Amounts in this column reflect the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of stock awards that were granted to our non-employee directors on February 4, 2026, in connection with the Company’s initial public offering. Restricted stock units granted to Messrs. Jonna, Cannova, Savage, Bivins and Gofer, directors affiliated with Neos, are held by such directors for the benefit of entities affiliated with Neos.
(3)    Amounts in this column are prorated from the date of the Company’s IPO through June 30, 2026.
(4)    The aggregate number of RSUs outstanding as of June 30, 2026, for each director is as follows: 145,215 for Mr. Spierkel; 62,038 for Mr. Trunzo; 61,266 for Mr. Bhatia; 12,808 for Mr. Jonna; and 8,487 for each of Messrs. Bivins, Cannova, Gofer and Savage. For Messrs. Spierkel, Trunzo and Bhatia, 138,888, 55,556, and 55,556 of such RSUs, respectively, vest in three increments on each of the first three anniversaries of the grant date, in each case, subject to such director’s continued service and the terms of the applicable award agreement. The remaining outstanding RSUs held by our non-management directors vest on the earlier of (a) the first anniversary of the grant date and (b) the day immediately prior to the first annual meeting following the grant date.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Beneficial Ownership Table
The following table sets forth information regarding beneficial ownership of our Class A common stock as of September 8, 2026, by:
•Each person who is known by us to beneficially own more than 5% of the outstanding shares of our Class A common stock (each, a “5% Stockholder”);
•Our NEOs for Fiscal 2026;
•Each of our directors; and
•All directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Determinations as to the identity of 5% Stockholders are based upon filings with the SEC and other publicly available information. Except as otherwise indicated, we believe, based on the information furnished or otherwise available to us, that each person or entity named in the table has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws. The percentage of beneficial ownership set forth below is based upon 274,527,094 shares of Class A common stock, and 29,901,795 shares of Class B common stock, par value $0.00001 per share (“Class B common stock”) issued and outstanding as of the close of business on September 8, 2026. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, options and RSUs held by that person that are currently vested or will vest within 60 days of September 8, 2026, if any, are all deemed outstanding. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Forgent Power Solutions, Inc., 11500 Dayton Parkway, Dayton, Minnesota 55369.

Beneficial Ownership
	Number of Shares		Percentages
Name of Beneficial Owner	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Combined Voting Power
5% Stockholders:
Investment vehicles controlled by Neos Partners, LP(1)	83,355,094	29,901,795	30.36%	100%	37.2%
Coatue Management, L.L.C.(2)	20,501,387	—	7.5%	—%	6.73%

Directors and Named Executive Officers:
Peter Jonna(3)	—	—	—%	—%	—%
Frank Cannova(3)	—	—	—%	—%	—%
David Savage(3)	—	—	—%	—%	—%
Trey Bivins(3)	—	—	—%	—%	—%
Serge Gofer(3)	—	—	—%	—%	—%
Gregory M.E. Spierkel	—	—	—%	—%	—%
Anthony L. (“Tony”) Trunzo	—	—	—%	—%	—%
Neel Bhatia	—	—	—%	—%	—%
Gary J. Niederpruem(4)	—	—	—%	—%	—%
Ryan S. Fiedler(4)	—	—	—%	—%	—%
Tyson K. Hottinger(4)	—	—	—%	—%	—%
All directors and executive officers as a group (11 persons)	—	—	—%	—%	—%
_______________________________________
(1)    Includes shares of Class A common stock held by Forgent Parent I LP, shares of Class A common stock held by Forgent Parent IV LP, shares of Class A common stock held by Neos Partners I Expansion GP LLC, shares of Class B common stock/Opco LLC Interests held by Forgent Parent II LP, and shares of Class B common stock/Opco LLC Interests held by Forgent Parent III LP. The general partner of Forgent Parent I LP is Forgent Parent I GP LLC (f/k/a MGM Transformer GP, LLC), and its members are Neos Partners I LP, Neos Partners I-A LP, and Neos Partners I-B LP. The general partner of Forgent Parent II LP is Forgent Parent II GP LLC (f/k/a PwrQ GP LLC), and its members are Neos Partners I LP and Neos Partners I-A LP. The general partner of Forgent Parent III LP is Forgent Parent III GP LLC (f/k/a States Manufacturing GP LLC), and its members are Neos Partners I LP and Neos Partners I-A LP. The general partner of Forgent Parent IV LP is Forgent Parent IV GP LLC, and its sole member is Neos Partners I-B LP. Neos Partners I GP LLC is the general partner of Neos Partners I LP, Neos Partners I-A LP, and Neos Partners I-B LP. Neos Partners GP, LLC is the sole manager of Neos Partners I GP LLC and Neos Partners I Expansion GP LLC, and Neos Partners GP, LLC’s managing member is Peter Jonna. Each of the Neos entities described in this footnote and Mr. Jonna may be deemed to beneficially own the securities directly or indirectly controlled by such Neos entities or him, but each disclaims beneficial ownership of such securities except to the extent of their respective pecuniary interests therein. The address of each of the Neos entities listed in this footnote and Mr. Jonna is c/o Neos Partners, LP, 12770 El Camino Real, Suite 300, San Diego, CA 92130.
(2)    Based solely on information reported by Coatue Management, L.L.C. (“Coatue Management”) and Philippe Laffont on the Schedule 13G filed with the SEC on August 14, 2026, and reporting ownership as of June 30, 2026. Coatue Management and Philippe Laffont have shared voting power over such shares of our Class A common stock. The business address of Coatue Management and Philippe Laffont is 9 West 57th Street, New York, NY 10019.
(3)    Peter Jonna, Frank Cannova, David Savage, Trey Bivins, and Serge Gofer are each affiliated with Neos or its affiliated investment managers and advisors. Messrs. Jonna, Cannova, Savage, Bivins, and Gofer each disclaim beneficial ownership of the shares of common stock that are beneficially owned by the investment vehicles controlled by Neos. The address of Messrs. Jonna, Cannova, Savage, Bivins, and Gofer is c/o Neos Partners, LP, 12770 El Camino Real, Suite 300, San Diego, CA 92130.
(4)    Excludes Mr. Niederpruem’s, Mr. Fiedler’s, and Mr. Hottinger’s respective incentive units (a portion of which have vested) in Forgent Parent I LP, Forgent Parent II LP, and Forgent Parent III LP, having a value of $39.8 million, $22.5 million and $20.2 million, respectively, based on a price per share of Class A common stock of $55.86 (which was the closing price per share of Class A common stock on June 30, 2026) and a hypothetical liquidating distribution by each of Forgent Parent I LP, Forgent Parent II LP, and Forgent Parent III LP of all cash and all shares of our Class A common stock or Opco LLC Interests, in each case, it holds prior to the date of this filing in accordance with the terms of its limited partnership agreement. Such individual does not have or share voting and/or dispositive power over any shares of our common stock or

Opco LLC Interests, as applicable, held by such entities and, therefore, does not beneficially own any shares of our Class A common stock. See Item 11 of Part III of this Form 10-K,“Compensation Discussion and Analysis- Option Exercises and Stock Vested During Fiscal 2026-Parent Incentive Units.”
In addition, the table above excludes 670,185 shares of Class A common stock issuable pursuant to RSUs granted to certain of our directors, executive officers and other employees in connection with the IPO (none of which will vest within 60 days of September 8, 2026).
Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(4)
Equity Compensation Plans Approved by Security Holders(1)	694,991	$—	23,659,320
Total	694,991	$—	23,659,320
_______________________________________
(1)Refers to the 2026 Plan.
(2)Includes restricted stock units granted under the Company’s 2026 Plan adopted in connection with the IPO.
(3)There were no outstanding Company option awards as of June 30, 2026.
(4)The number of shares authorized for issuance under the 2026 Plan is subject to an automatic annual increase on July 1 of each calendar year during the term of the 2026 Plan, equal to the lesser of (i) five percent of our outstanding common stock on the final day of the immediately preceding fiscal year, and (ii) a smaller amount determined by the Committee. The Committee did not increase the number of shares authorized for issuance under the 2026 Plan as of July 1, 2026.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Policies on Transactions with Related Persons
In connection with our IPO, our Board adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification by the audit committee of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or series of transactions or arrangements in which we participate (whether or not we are a party) and a related person has or will have a direct or indirect material interest in such transaction. A related person includes (i) our directors, director nominees or executive officers, (ii) any 5% record or beneficial owner of shares of Class A common stock, or (iii) any immediate family member of the foregoing. In reviewing and approving any related party transaction, the audit committee is tasked to consider all of the relevant facts and circumstances as well as the various factors enumerated in the policy.
Transactions with Related Persons
Operating Leases
We have operating leases for office and distribution spaces at Calle Maquiladoras 1614, Colonia Ciudad, Industrial, C.P. 22444, Tijuana, Baja, California, Mexico, 8665 Miralani Dr. #300B, San Diego, CA, Calle 7 Sur 1017 Colonia Ciudad Industrial, C.P. 22444, Tijuana, Baja California, Mexico, 5701 Smithway Street, Commerce, CA and 8675 Miralani Drive San Diego, CA, with Al Mohamad Googerdchian, a member of the Gogerchin family and PB Miramar Distribution LLC and Smithway Investments, LLC, entities owned or controlled by members of the Gogerchin family, some of whom own minority equity interests in Forgent Parent I LP, a subsidiary of our sponsor, Neos. Such leases have terminated in Fiscal 2026 or are set to terminate at varying dates between the date of this filing and October 30, 2028. Monthly rent under the leases varies from $2,000 to $82,000 per month. Rent expense pursuant to such leases totaled $1.9 million for Fiscal 2026.
Since Neos’ acquisition of all of the equity interests of VanTran Industries, Inc. and its parent, VanTran Industries Holdings Ltd. in June 2024, we have had a lease for manufacturing and office space at 7711 Imperial Drive, Waco, Texas 76712 with A&S Bolin Investments, LLC, an entity owned or controlled by Donald A. Bolin, who owns a minority equity interest in Forgent Parent I LP. The lease terminates on June 30, 2034. Monthly rent under the lease is $34,000 per month with annual CPI increases after the first anniversary. Rent expense pursuant to such lease totaled $0.4 million for Fiscal 2026.
We incurred rent expense related to the related party leases totaling $2.7 million for the year ended June 30, 2026. As of June 30, 2026, we had related party operating lease right-of-use assets totaling $3.5 million and operating lease liabilities totaling $3.6 million related to our related party leases.

Sponsor Fees and Expenses
We incurred sponsor fees and expenses totaling $18.8 million during the year ended June 30, 2026. Such sponsor fees were no longer required to be paid as a result of the termination of our agreement with Neos, our sponsor, in connection with our IPO. As of June 30, 2026, we had no outstanding payables owed to Neos, our sponsor.
Revenues from Related Parties
We earned revenue from other portfolio companies controlled by Neos totaling $2.0 million during the year ended June 30, 2026. As of June 30, 2026, we had receivables totaling $0.4 million due from the portfolio companies controlled by Neos.
Expenses from Related Parties
We incurred expenses from other portfolio companies controlled by Neos totaling $9.8 million during the year ended June 30, 2026. As of June 30, 2026, we had $1.4 million outstanding payables to the other portfolio companies and $1.1 million of vendor deposits related to the other portfolio companies.
Opco LLC Agreement
In connection with the Company’s initial public offering, Forgent, Forgent Intermediate LLC, Forgent Intermediate II LLC, Forgent Parent II LP, and Forgent Parent III LP (collectively, with Forgent Parent II LP, the “Existing Opco LLC Owners”) entered into the Second Amended and Restated Limited Liability Company Agreement (the “Opco LLC Agreement”).
As a result of the umbrella partnership C corporation structure, including the entry into the Opco LLC Agreement, we indirectly hold limited liability company interests (“Opco LLC Interests”) in Forgent Power Solutions LLC (“Opco”) and Forgent Intermediate II LLC, our wholly owned subsidiary, is the sole managing member of Opco. Accordingly, we operate and control all of the business and affairs of Opco and, through Opco and its operating subsidiaries, conduct our business.
As the sole managing member of Opco, our wholly owned subsidiary, Forgent Intermediate II LLC, has the right to determine when distributions will be made to the holders of Opco LLC Interests and the amount of any such distributions (subject to the requirements with respect to the tax distributions described below). If Forgent Power Solutions (through Forgent Intermediate II LLC) authorizes a distribution, such distribution will be made to the holders of Opco LLC Interests, including Forgent (through Forgent Intermediate LLC and Forgent Intermediate II LLC), pro rata in accordance with their respective ownership of Opco, provided that Forgent Intermediate II LLC as sole managing member will be entitled to non-pro rata payments for certain fees and expenses.
Forgent is a holding company, and its principal asset is an indirect controlling equity interest in Opco. As such, Forgent has no independent means of generating revenue. Opco is treated as a partnership for U.S. federal income tax purposes and, as such, will generally not be subject to U.S. federal income tax. Instead, taxable income will be allocated to holders of Opco LLC Interests, including Forgent Intermediate LLC and Forgent Intermediate II LLC, our wholly owned subsidiaries. Accordingly, Forgent (through Forgent Intermediate LLC and Forgent Intermediate II LLC) will incur income taxes on its indirect allocable share of any net taxable income of Opco and also incur expenses related to its operations. Pursuant to the Opco LLC Agreement, Opco will make cash distributions to the owners of Opco LLC Interests in an amount sufficient to fund their tax obligations in respect of the cumulative taxable income in excess of the cumulative taxable losses Opco that is allocated to them, each as determined by applying certain assumptions, to the extent cash is available to fund such distributions and previous tax distributions from Opco have been insufficient. In addition to tax expenses, we will also incur expenses related to our operations, plus payments under the TRA (as defined below), which may be significant. We intend to cause Opco to make distributions or, in the case of certain expenses, payments in an amount sufficient to allow us and our subsidiaries, including Forgent Intermediate II LLC, to pay taxes and operating expenses, including distributions to fund any ordinary course payments due under the TRA. Furthermore, so long as the TRA is outstanding and in effect, any distributions we receive from Opco may only be used by us to meet our obligations under the TRA and to pay our taxes and other legal compliance obligations and for no other purpose.
The Opco LLC Agreement generally does not permit transfers of Opco LLC Interests by the Existing Opco LLC Owners, except for transfers to permitted transferees, transfers pursuant to the redemption right described below, transfers approved in writing by Forgent Intermediate II LLC, as sole managing member, and other limited exceptions. In the event of a permitted transfer of Opco LLC Interests, such transferor will be required to simultaneously transfer shares of Class B common stock to such transferee equal to the number of Opco LLC Interests that were transferred. The Opco LLC Agreement also provides that, as a general matter, a holder of Opco LLC Interests will not have the right to transfer Opco LLC Interests if Forgent Intermediate II LLC determines that such transfer would be prohibited by law or regulation, would violate other agreements with Forgent to which such holder may be subject, or would cause or create a material risk for Opco to be treated as a “publicly traded partnership” or to be taxed as a corporation for U.S. federal income tax purposes.

As described in further detail below, the Existing Opco LLC Owners and their respective permitted transferees have the right from time to time (subject to the terms of the Opco LLC Agreement) to require redemption of Opco LLC Interests in exchange for, at our election, either cash or shares of Class A common stock on a one-for-one basis for each Opco LLC Interest. We, alternatively, have the right to acquire such Opco LLC Interests for shares of Class A common stock or cash in connection with any exercise of such right. We expect to treat such acquisitions of Opco LLC Interests as purchases by us of Opco LLC Interests from the holders thereof for U.S. federal income and other applicable tax purposes. Opco (and each of its subsidiaries classified as a partnership for U.S. federal income tax purposes) intends to have in place an election under Section 754 of the Code effective for each taxable year in which an exchange of Opco LLC Interests for Class A common stock or cash occurs. As a result, an exchange of Opco LLC Interests is expected to result in (1) an increase in our proportionate share of the then existing tax basis of the assets of Opco and its flow-through subsidiaries and (2) an adjustment in the tax basis of the assets of Opco and its flow-through subsidiaries reflected in that proportionate share.
Any increases in our share of tax basis as a result of the Opco LLC Interests exchanges will generally have the effect of reducing the amounts that we would otherwise be obligated to pay thereafter to various tax authorities. Such basis increases may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets.
The Opco LLC Agreement provides a redemption right to the Existing Opco LLC Owners and their respective permitted transferees, which will entitle them to have their Opco LLC Interests (subject to satisfaction of the applicable participation threshold and vesting criteria) redeemed for, at our election, newly-issued shares of Class A common stock on a one-for-one basis for each Opco LLC Interest or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Opco LLC Interest so redeemed, in each case in accordance with the terms of the Opco LLC Agreement; provided that, at our election, we may effect a direct exchange by Forgent of such Class A common stock or such cash, as applicable, for such Opco LLC Interests. The Existing Opco LLC Owners and their respective permitted transferees will have the right to exercise such redemption right, subject to certain exceptions, for as long as their Opco LLC Interests remain outstanding. In connection with the exercise of the redemption or exchange of Opco LLC Interests, (1) the holder thereof will be required to surrender a number of shares of Class B common stock registered in the name of such redeeming or exchanging holder, which shares will be transferred to Forgent and will be cancelled for no consideration on a one-for-one basis with the number of Opco LLC Interests so redeemed or exchanged and (2) all redeeming members will surrender Opco LLC Interests to Opco for cancellation. In connection with the Company’s initial public offering, we redeemed 19,074,391 Opco LLC Interests for cash using the net proceeds from the initial public offering and cancelled an equal number of shares of Class B common stock.
Each Opco LLC Interest holder’s exchange and redemption rights will be subject to certain customary limitations, including the expiration of any contractual lockup period relating to the shares of Class A common stock that may be delivered to such holder and the absence of any liens or encumbrances on such Opco LLC Interests. Additionally, in the case we elect a cash settlement, the Opco LLC Agreement will provide a redeeming holder with the ability to rescind its redemption request within a specified period of time. Moreover, in the case of a settlement in Class A common stock, the Opco LLC Agreement provides that such redemption may be conditioned on the closing of an underwritten distribution of the shares of Class A common stock that may be issued in connection with such proposed redemption. In the case of a settlement in Class A common stock, the Opco LLC Agreement permits such holder to revoke or delay its redemption request if the following conditions exist: (1) any registration statement pursuant to which the resale of the Class A common stock to be registered for such holder at or immediately following the consummation of the redemption shall have ceased to be effective pursuant to any action or inaction by the SEC or no such resale registration statement has yet become effective; (2) we failed to cause any related prospectus to be supplemented by any required prospectus supplement necessary to effect such redemption; (3) we exercised our right to defer, delay or suspend the filing or effectiveness of a registration statement and such deferral, delay or suspension shall affect the ability of such holder to have its Class A common stock registered at or immediately following the consummation of the redemption; (4) such holder is in possession of any material non-public information concerning us, the receipt of which results in such holder being prohibited or restricted from selling Class A common stock at or immediately following the redemption without disclosure of such information (and we do not permit disclosure); (5) any stop order relating to the registration statement pursuant to which the Class A common stock was to be registered by such holder at or immediately following the redemption shall have been issued by the SEC; (6) there shall have occurred a material disruption in the securities markets generally or in the market or markets in which the Class A common stock is then traded; (7) there shall be in effect an injunction, a restraining order or a decree of any nature of any governmental entity that restrains or prohibits the redemption; (8) we shall have failed to comply in all material respects with our obligations under the Registration Rights Agreement, and such failure shall have affected the ability of such holder to consummate the resale of the Class A common stock to be received upon such redemption pursuant to an effective registration statement; or (9) the redemption date would occur three business days or less prior to, or during, a black-out period.

In the event of a redemption by a holder of Opco LLC Interests, the Opco LLC Agreement requires that we contribute cash or shares of Class A common stock, as applicable, to Opco in exchange for an amount of newly-issued Opco LLC Interests that will be issued to us equal to the number of Opco LLC Interests redeemed from the holder. The Opco LLC Agreement then requires Opco to distribute the cash or shares of Class A common stock, as applicable, to such holder to complete the redemption. In the event of a redemption request by a holder of Opco LLC Interests, the Opco LLC Agreement permits us, at our option, to effect a direct exchange by Forgent of cash or our Class A common stock, as applicable, for such Opco LLC Interests in lieu of such a redemption. Whether by redemption or exchange, the Opco LLC Agreement obligates us to ensure that at all times the number of Opco LLC Interests that we indirectly own equals the number of our outstanding shares of Class A common stock (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities).
We may impose additional restrictions on exchanges or redemptions that we determine to be necessary or advisable so that Opco is not treated as a “publicly traded partnership” or taxed as a corporation for U.S. federal income tax purposes. If a holder exchanges Opco LLC Interests and Class B common stock for shares of Class A common stock or a redemption transaction as described above is effected, the number of Opco LLC Interests indirectly held by Forgent will be correspondingly increased, and a corresponding number of shares of Class B common stock will be cancelled.
The Opco LLC Agreement also requires that Opco take actions with respect to its Opco LLC Interests, including issuances, reclassifications, distributions, divisions, or recapitalizations, such that (i) we at all times maintain a ratio of one Opco LLC Interest owned by us, directly or indirectly, for each share of Class A common stock issued by us, and (ii) Opco at all times maintains (a) a one-to-one ratio between the number of shares of Class A common stock issued by us and the number of Opco LLC Interests indirectly owned by us and (b) a one-to-one ratio between the number of shares of Class B common stock owned by the Existing Opco LLC Owners and their permitted transferees and the number of Opco LLC Interests owned by the Existing Opco LLC Owners and their permitted transferees. As such, in certain circumstances we, through Forgent Intermediate II LLC, as sole managing member, have the authority to take all actions such that, after giving effect to all issuances, transfers, deliveries, or repurchases, the number of outstanding Opco LLC Interests we indirectly own equals, on a one-to-one basis, the number of outstanding shares of Class A common stock.
This summary does not purport to be complete and is qualified in its entirety by the provisions of the Opco LLC Agreement, a copy of which has been filed as an exhibit to this Form 10-K.
Tax Receivable Agreement
In connection with the Company’s initial public offering, the Company entered into a tax receivable agreement (“TRA”) with the Continuing Equity Owners. The TRA provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of tax savings, if any, in U.S. federal, state and local income tax that the Company actually realizes, or in certain circumstances is deemed to realize, as a result of (i) the Company’s allocable share of tax basis attributable to its acquisition or ownership of Opco LLC Interests, (ii) certain tax attributes the Company acquired from Forgent Parent IV LP in Forgent (including net operating losses and Forgent Blocker I LLC’s and Forgent Blocker II LLC’s allocable shares of tax basis), (iii) increases in the Company’s allocable share of then existing tax basis, and certain adjustments to the tax basis of the assets of Opco and its subsidiaries as a result of actual or deemed sales or exchanges of Opco LLC Interests in connection with the initial public offering, the Company’s subsequent public offerings and future redemptions or exchanges of Opco LLC Interests, (iv) imputed interest arising from any payments the Company makes under the TRA, and (v) certain other tax benefits related to entering into the TRA, including certain payments made under the TRA.
Actual tax benefits realized by the Company may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. Payments to be made under the TRA will depend upon a number of factors, including the timing and amount of our future income.
This summary does not purport to be complete and is qualified in its entirety by the provisions of the TRA, a copy of which has been filed as an exhibit to this Annual Report on Form 10-K.
Registration Rights Agreement
In connection with the Company’s initial public offering, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the Continuing Equity Owners. The Registration Rights Agreement provides the Continuing Equity Owners, their permitted transferees and any additional parties to the Registration Rights Agreement (collectively, the “Registration Rights Holders”) with customary long form and short form demand registration rights, as well as customary shelf registration rights and customary “piggyback” registration rights. The Registration Rights Agreement contains provisions that require us to help facilitate sales of our Class A common stock by the Registration Rights Holders.

The Registration Rights Agreement also provides that we will pay certain expenses of the Registration Rights Holders relating to such registrations and indemnify them against certain liabilities which may arise under the Securities Act.
This summary does not purport to be complete and is qualified in its entirety by the provisions of the Registration Rights Agreement, a copy of which has been filed as an exhibit to this Form 10-K.
Stockholders’ Agreement
In connection with the Company’s initial public offering, we entered into a Stockholders Agreement with the Continuing Equity Owners (the “Stockholders Agreement”).
Director Nomination Rights
Pursuant to the Stockholders Agreement, the Continuing Equity Owners have the right, but not the obligation, to nominate individuals for election to our Board as follows:
For so long as Neos and its affiliates (including the Continuing Equity Owners) (collectively, the “Neos Group”) beneficially owns shares of voting stock representing, in the aggregate, at least:
•35% of the voting power of the then-outstanding voting stock of the Company that are not restricted shares, five directors;
•30%, but less than 35%, of the voting power of the then-outstanding voting stock of the Company that are not restricted shares, four directors;
•20%, but less than 30%, of the voting power of the then-outstanding voting stock of the Company that are not restricted shares, three directors;
•10%, but less than 20%, of the voting power of the then-outstanding voting stock of the Company that are not restricted shares, two directors; and
•5%, but less than 10%, of the voting power of the then-outstanding voting stock of the Company that are not restricted shares, one director.
Any such director(s) nominated by the Neos Group is referred to as a “Neos Designee.” In the event the size of our Board is increased, the Continuing Equity Owners’ nomination rights set forth above will be proportionately increased such that the Continuing Equity Owners have the right to nominate directors representing the same percentage of the full Board, rounded up to the nearest whole director, following such increase as prior to such increase. These director nomination rights are also referenced in our Charter.
For so long as the Continuing Equity Owners are entitled to designate at least one individual for nomination to our Board, the Continuing Equity Owners will have the exclusive right to request the removal of any Neos Designee, with or without cause and at any time, by sending a written notice to such Neos Designee and the Company’s secretary stating the name of the Neos Designee or the Neos Designees whose removal is requested. If at any point the number of Neos Designees then serving on the Board exceeds the number of directors which the Continuing Equity Owners are entitled to nominate under the Stockholders Agreement (each, an “excess director”), then, unless the Board otherwise requests, the Continuing Equity Owners will cause such excess director(s) to offer to tender its (their) resignation at least sixty days prior to the expected date of the Company’s next annual meeting of stockholders for which the Company has not yet proposed a slate of directors, but such resignation may be made effective as of the last day of the then-current term of such excess director.
Subject to applicable laws and stock exchange regulations, and subject to requisite independence requirements applicable to such committee, (1) so long as the Neos Group beneficially owns shares of voting stock representing, in the aggregate, at least 35% of the voting power of the then-outstanding voting stock of the Company that are not restricted shares, the Continuing Equity Owners will be entitled to designate a majority of the members of the compensation committee and the nominating and corporate governance committee, and (2) for so long as the Continuing Equity Owners are entitled to designate one or more directors pursuant to the Stockholders Agreement, the Continuing Equity Owners will be entitled to designate at least one member of each committee of the Board (other than any special committee established to evaluate any transaction in which the Neos Group has an interest which is in conflict with the interests of the Company, and as required by applicable laws, regulations and NYSE rules).

Information Rights
The Stockholders Agreement provides that, so long as the Neos Group beneficially owns shares of voting stock representing, in the aggregate, at least 5% of the voting power of the then-outstanding voting stock, the Company shall provide to the Continuing Equity Owners and any of their designated representatives: (1) monthly consolidated financial statements of the Company and its subsidiaries, (2) access to the Board information portal (or any successor portal or equivalent means of dissemination) maintained by the Company consistent with current practice; and (3) reasonable access to the Company’s books and records and to any officer of the Company or its subsidiaries to discuss the affairs, finances and condition of the Company and its subsidiaries. Any Continuing Equity Owner may waive the right to receive all or any portion of the foregoing information and access at any time at the election of such Continuing Equity Owner for the duration specified by such Continuing Equity Owner.
Consent Rights
The Stockholders Agreement provides that, so long as the Neos Group beneficially owns shares of voting stock representing, in the aggregate, at least 25% of the voting power of the then-outstanding voting stock, certain significant corporate actions taken by the Company or its subsidiaries will require the prior written consent of the Continuing Equity Owners. These actions include, subject to certain exceptions:
•amending the rights of any member of the Neos Group under the Company’s Charter or Bylaws or amending or modifying the Company’s related party transaction policy or similar policy in a manner that disproportionately adversely affects any member of the Neos Group;
•merging or consolidating with or into any other entity, other than in connection with certain internal restructurings or intercompany transactions;
•acquiring or disposing of equity securities or assets or entering into joint ventures with a value in excess of $100 million;
•increasing or decreasing the size of the Board;
•issuing equity securities (i) at a price below fair market value, other than an underwritten public offering for cash, (ii) with rights that are senior to the rights of the holders of shares of our common stock, (iii) that would result in dilution of greater than 10% of our then-outstanding shares of our common stock (other than pursuant to the Company’s then-existing equity incentive plan) or (iv) that would result in the Neos Group beneficially owning less than a majority of our then-outstanding voting stock;
•incurring indebtedness for borrowed money in excess of $100 million (other than indebtedness incurred prior to the initial public offering or pursuant to our revolving credit facility with commitments in an original principal amount equal to $250 million, including a $50 million sublimit for letters of credit and a $25 million sublimit for swingline loans);
•making a loan to any third party or purchasing any debt securities other than in connection with intercompany loans between the Company and its subsidiaries or loans to employees in the ordinary course of business consistent with past practice and approved by the Board;
•hiring or terminating the Company’s Chief Executive Officer;
•changing the tax classification of the Company or any of its subsidiaries; or
•changing the Company’s jurisdiction of incorporation.
Each Continuing Equity Owner may waive the requirement that it consent to all or any of the foregoing actions at any time at the election of such Continuing Equity Owner by providing written notice to the Company.
This summary does not purport to be complete and is qualified in its entirety by the provisions of our Stockholders Agreement, a copy of which has been filed as an exhibit to this Annual Report on Form 10-K.
Director Independence
Our Board has determined that each of our directors other than our CEO is an “independent director,” as defined under NYSE rules. In making these determinations, our Board considered the current and prior relationships that each director has with the Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each director, and the transactions involving them described in this Item 13.

Loss of Controlled Company Status
On July 6, 2026, upon the completion of a secondary follow-on offering of Class A common stock, Neos, our sponsor, ceased to own a majority of the combined voting power of our common stock. Accordingly, we ceased to be a “controlled company” within the meaning of the NYSE listing rules and we are, subject to certain transition periods permitted by the NYSE listing rules, no longer able to rely on exemptions from corporate governance requirements that are available to controlled companies. As a result, we are required to have at least a majority of independent directors on our nominating and corporate governance and compensation committees by October 4, 2026, 90 days following completion of the offering, and fully independent nominating and corporate governance committee and compensation committee by July 6, 2027, one year following completion of the offering. We are also required to have a majority independent board of directors by July 6, 2027 and to perform an annual performance evaluation of our nominating and corporate governance and compensation committees. Our Board has determined that eight of the nine members of our Board are independent for purposes of the NYSE corporate governance standards and all members of our nominating and corporate governance committee, all members of our compensation committee and two of the three members of our audit committee meet the independence standards of the NYSE and the SEC applicable to such committee members. To the extent we rely, during our controlled company transition period, on any of the exemptions from corporate governance requirements that are available to controlled companies, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance standards.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table presents fees for professional and other services rendered by BDO USA, P.C. (Houston, Texas; PCAOB ID No. 243) for the fiscal years ended June 30, 2026 and 2025.

	2026	2025
Audit fees	$2,224,251	$2,622,420
Audit-related fees	—	—
Tax fees	427,430	513,173
All other fees	—	—
Total	$2,651,681	$3,135,593

In the above table, and in accordance with SEC definitions and rules: (1) “audit fees” are fees for professional services for the audit of the Company’s consolidated financial statements included in the Original Form 10-K, audit of the Company’s internal controls over financial reporting, review of unaudited interim consolidated financial statements included in Quarterly Reports on Form 10-Qs, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; (2) “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements; (3) “tax fees” are fees for tax compliance, tax advice, and tax planning; and (4) “all other fees” are fees for any services not included in the first three categories.

The audit committee pre-approved all audit and audit-related services provided to the Company by BDO USA, P.C. for the fiscal year ended June 30, 2026.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)    See Part II. Item 8, “Financial Statements and Supplementary Data” for a list of financial statements.
(2)    Financial Statement Schedules.
Schedule I: Condensed Financial Information of Registrant
All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.
(3)    List of exhibits

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
10.14
Amendment No. 1 to Credit Agreement, dated as of June 23, 2026, by and among Forgent Intermediate III LLC, a Delaware limited liability company, Forgent Power LLC, a Delaware limited liability company, the other borrowers party thereto, the subsidiary guarantors party thereto, the lenders and issuing banks from time to time party thereto, and Jefferies Finance LLC, as administrative agent.
Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2026.
10.15*	Form of Stock Option Award Agreement.	Filed herewith.
19.1	Insider Trading Policy.	Filed herewith.
21	Subsidiaries of the Company.	Filed herewith.
24.1	Power of Attorney.	Included on signature page.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation.	Filed herewith.
101	Inline XBRL file set for the Consolidated/Combined Financial Statements and accompanying notes in Part I, Item 1, “Financial Statements” and for the information under Part II, Item 5, “Other Information” of this Annual Report on Form 10-K.	Filed herewith.
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL file set.	Filed herewith.
______________
*Denotes compensatory plan, contract or arrangement.
Item 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 15, 2026.

Forgent Power Solutions, Inc.

By:	/s/ Gary J. Niederpruem
Name: Gary J. Niederpruem
Title: Chief Executive Officer

POWER OF ATTORNEY
Each officer and director of Forgent Power Solutions, Inc. whose signature appears below constitutes and appoints Mr. Niederpruem, Mr. Fiedler, and Ms. Lund, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him or her and in his or her name, place and stead, in any and all capacities, to execute any or all amendments to this Annual Report on Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on September 15, 2026.

Signature	Title

/s/ Gary J. Niederpruem	Chief Executive Officer and Director (Principal Executive Officer)
Gary J. Niederpruem

/s/ Ryan S. Fiedler	Chief Financial Officer (Principal Financial Officer)
Ryan S. Fiedler

/s/ Inez Lund	Chief Accounting Officer (Principal Accounting Officer)
Inez Lund

/s/ Neel Bhatia	Director
Neel Bhatia

/s/ Trey Bivins	Director
Trey Bivins

/s/ Frank Cannova	Director
Frank Cannova

/s/ Peter Jonna	Director
Peter Jonna

/s/ Serge Gofer	Director
Serge Gofer

/s/ David Savage	Director
David Savage

/s/ Gregory M.E. Spierkel	Director
Gregory M.E. Spierkel

/s/ Anthony L. Trunzo	Director
Anthony L. Trunzo