Form 10-Q
period 2026-09-30
Forgent Power Solutions, Inc.
filed 2026-11-12
CIK 2080126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Number of Shares Outstanding
Class A Common Stock, $0.00001 par value per share	274,527,094	shares outstanding as of November 5, 2026
Class B Common Stock, $0.00001 par value per share	29,901,795	shares outstanding as of November 5, 2026

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, technology developments, financing and investment plans, dividend policy, competitive position, industry and regulatory environment, potential growth opportunities and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. You should read this report and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect.
Important factors that could cause actual results to differ materially from our expectations include: changes in demand for, or supply of, electrical distribution equipment and related pricing; changes in the prices of raw materials and in labor costs, and our ability to pass those changes on to our customers; the pace of investment in new data centers and construction activity, notwithstanding potential regulatory developments and opposition to data center development; changes in government policies, including the imposition of additional duties, tariffs and other charges on imports and exports; disruptions to our supply chain and distribution networks, including problems with outside vendors, subcontractors and third-party suppliers; delays or interruptions in the operations of our manufacturing campuses; completion of our expansion project; the conversion of amounts included in our backlog into revenue and profits in the amount and on the timeframe we anticipate; competition; product liability claims and other failures of our products; long sales cycles and unpredictable order changes; changing efficiency standards; doing more business with larger customers who demand contracting terms less favorable to us; concentration of our sales with fewer customers; our ability to attract and retain key personnel; changes in technology or customer preferences; unexpected events, such as natural disasters, geopolitical conflicts, pandemics, a volatile global economic environment, inflation, high interest rates and a potential recession; the integration of our business acquisitions; environmental, health and safety laws and regulations; our indebtedness; and the other factors discussed in the Company’s filings with the SEC, including in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
FORGENT POWER SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except par value)

	September 30, 2026	June 30, 2026
Assets
Current Assets
Cash and cash equivalents	$199,916	$97,477
Accounts receivable, net	380,161	329,628
Inventory, net	346,218	249,817
Prepaid and other current assets	143,598	141,169
Total Current Assets	1,069,893	818,091
Property and equipment, net	230,868	204,957
Operating lease right of use assets, net	108,740	108,432
Goodwill	516,629	516,629
Other intangible assets, net	283,143	289,490
Deferred tax assets	465,152	280,971
Other assets	11,414	12,195
Total Assets	$2,685,839	$2,230,765

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$166,159	$130,453
Accrued expenses	126,661	122,356
Deferred revenue	423,267	263,859
Operating lease liabilities, current portion	9,594	8,626
Long-term debt, current portion	6,000	6,000
Total Current Liabilities	731,681	531,294
Long-term debt, net of discount and deferred financing costs, less current portion	575,340	576,175
Payable pursuant to the Tax Receivable Agreement	483,027	338,925
Operating lease liabilities, less current portion	112,924	112,970
Total Liabilities	1,902,972	1,559,364
Commitments and Contingencies (Note 20)
Stockholders’ Equity
Preferred stock, $0.00001 par value; 20,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.00001 par value; 2,000,000 shares authorized; 274,527 issued and outstanding	3	2
Class B common stock, $0.00001 par value; 100,000 shares authorized; 29,902 issued and outstanding	—	1
Additional paid-in capital	582,802	484,994
Retained earnings	127,564	79,320
Total Stockholders’ Equity Attributable to Forgent Power Solutions, Inc.	710,369	564,317
Non-controlling interests	72,498	107,084
Total Stockholders’ Equity	782,867	671,401
Total Liabilities and Stockholders’ Equity	$2,685,839	$2,230,765
See Accompanying Notes to Condensed Consolidated Financial Statements.

FORGENT POWER SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share)

	Three Months Ended September 30,
	2026	2025
Revenues	$478,566	$283,274
Cost of Revenues	320,287	185,322
Gross Profit	158,279	97,952
Operating Expenses
Selling, general, and administrative expenses	71,965	53,583
Depreciation and amortization	7,132	13,206
Total Operating Expenses	79,097	66,789
Income from Operations	79,182	31,163
Other Income (Expense)
Interest expense	(9,829)	(13,873)
Interest income	954	905
Other income (expense)	(148)	295
Total Other Expense, net	(9,023)	(12,673)
Income Before Tax Expense	70,159	18,490
Income Tax Expense	(15,336)	(2,934)
Net Income	54,823	15,556
Less: net income attributable to non-controlling interests	6,579	5,543
Net Income Attributable to Forgent Power Solutions, Inc.	$48,244	$10,013

	Three Months Ended September 30,
	2026	2025
Earnings per share of Class A common stock:
Basic	$0.18	N/A
Diluted	$0.18	N/A

Weighted average shares of Class A common stock outstanding:
Basic	273,736	N/A
Diluted	274,070	N/A
See Accompanying Notes to Condensed Consolidated Financial Statements.

FORGENT POWER SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ / MEMBERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

For the three months ended September 30, 2026

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interests	Total Stockholders’ Equity
Balance at June 30, 2026	259,971,169	$2	44,457,720	$1	$484,994	$79,320	$107,084	$671,401
Issuance of Class A common stock sold in follow-on offering, net of underwriting discounts	14,555,925	1	—	—	695,409	—	—	695,410
Purchase of Opco LLC Interests and Class B common stock related to follow-on offering	—	—	(14,555,925)	(1)	(695,409)	—	—	(695,410)
Deferred tax adjustments related to Tax Receivable Agreement related to follow-on offerings	—	—	—	—	44,602	—	—	44,602
Net income	—	—	—	—	—	48,244	6,579	54,823
Equity-based compensation	—	—	—	—	13,884	—	—	13,884
Deferred offering costs	—	—	—	—	(1,843)	—	—	(1,843)
Reallocation of non-controlling interests	—	—	—	—	41,165	—	(41,165)	—
Balance at September 30, 2026	274,527,094	$3	29,901,795	$—	$582,802	$127,564	$72,498	$782,867
For the three months ended September 30, 2025

	Members’ Equity	Non-Controlling Interests	Total Members’ Equity
Balance at June 30, 2025	$374,534	$198,752	$573,286
Equity-based compensation	560	—	560
Distributions	(1,440)	—	(1,440)
Net income	10,013	5,543	15,556
Balance at September 30, 2025	$383,667	$204,295	$587,962
See Accompanying Notes to Condensed Consolidated Financial Statements.

FORGENT POWER SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$54,823	$15,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,978	15,884
Amortization / write off of discounts and deferred financing costs	714	999
Deferred taxes	4,523	975
Provision (recovery) for credit losses	675	(320)
Provision for slow-moving and excess inventory	2,400	1,148
Equity-based compensation	13,884	560
Loss on disposal/sale of assets	165	—
Reduction in carrying amount of ROU asset, operating leases	1,684	2,264
Changes in assets and liabilities:
Accounts receivable	(51,208)	(29,005)
Inventory	(98,801)	(27,487)
Prepaid and other assets	(3,070)	(4,679)
Accounts payable	35,706	17,826
Accrued expenses	4,304	19,565
Deferred revenue	159,408	(5,898)
Lease liabilities, operating leases	(1,070)	(1,453)
Net Cash Provided by Operating Activities	136,115	5,935
Cash Flows from Investing Activities
Purchases of property and equipment	(31,706)	(29,889)
Net Cash Used in Investing Activities	(31,706)	(29,889)
Cash Flows from Financing Activities
Proceeds from issuance of Class A common stock sold in follow-on offering, net of underwriting discounts and commissions	695,409	—
Purchase of Opco LLC Interests from Existing Shareholders with proceeds from follow-on offering	(695,409)	—
Payments on long-term debt	(1,500)	(1,293)
Debt financing costs	—	(204)
Distribution to member	—	(1,440)
Deferred offering costs	(1,843)	(3,060)
Net Cash Used in Financing Activities	(3,343)	(5,997)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	101,066	(29,951)
Cash, Cash Equivalents, and Restricted Cash - Beginning of Period	121,713	111,322
Cash, Cash Equivalents, and Restricted Cash - End of Period	$222,779	$81,371

FORGENT POWER SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
(in thousands)

	Three Months Ended September 30,
	2026	2025
Supplemental Cash Flows Information:
Cash paid for interest	$9,094	$13,061
Cash paid for taxes	$3,448	$949
Non-cash financing activities:
Recording of deferred tax assets related to exchanges of Class B common stock to Class A common stock	$188,704	$—
Recording of amounts payable pursuant to tax receivable agreement	$144,102	$—
See Accompanying Notes to Condensed Consolidated Financial Statements.

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    Organization and Nature of Business
Forgent Power Solutions, Inc. (the “Company”) was incorporated in Delaware on July 21, 2025 for the purpose of completing an initial public offering (“IPO”) of its Class A common stock, par value $0.00001 per share (“Class A common stock”) and related transactions in order to continue the business of Forgent Power Solutions LLC (“Opco”). After the IPO, the Company became a holding company in an umbrella partnership C corporation (“Up-C”) structure and a sole managing member of Opco with its only material asset consisting of limited liability company interests of Opco (“Opco LLC Interests”). For further discussion of our IPO and related reorganization transactions, which were completed on February 6, 2026, see Note 1, “Organization and Nature of Business” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.
The Company designs, manufactures and sells electrical distribution equipment used in data centers, the power grid and industrial facilities. The Company specializes in producing custom products that are “engineered-to-order” for technically demanding applications. Major product categories of electrical distribution equipment that the Company sells include automatic transfer switches, dry type transformers, electrical houses, generator connection cabinets, liquid filled transformers, panelboards, power distribution units, power skids, remote power panels, switchboards, switchgear, and tap boxes. The Company also provides on-site commissioning and maintenance services for its products.
Follow-On Offering
On July 6, 2026, the Company completed a follow-on offering consisting of 14,555,925 shares of Class A common stock offered by the Company and 29,094,075 shares of Class A common stock offered by the Selling Stockholders, at a public offering price of $49.00 per share.
The Company received $695.4 million in proceeds from this follow-on offering, net of underwriting discounts and commissions, which was used to indirectly purchase 14,555,925 Opco LLC Interests, and Opco utilized the net proceeds it received from the sale of Opco LLC Interests to the Company to redeem Opco LLC Interests from Forgent Parent II LP and Forgent Parent III LP (the “Existing Opco LLC Owners”).
The Company did not retain any of the proceeds from the sale of Class A common stock by the Selling Stockholders related to this follow-on offering. As a result of this follow-on offering, as of September 30, 2026, the Company owned 90.18% of Opco.
2.    Summary of Significant Accounting Policies
Basis of Accounting and Presentation
The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company uses the U.S. dollar as its functional currency. Gains and losses from foreign currency transactions are included in cost of revenues and are not material to the condensed consolidated financial statements.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Forgent Power Solutions, Inc. and its subsidiaries. The Company consolidates Opco as a variable interest entity in accordance with Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”). A parent of Forgent Parent I LP has the contractual right to appoint a majority of the board of managers of Opco, which has power over Opco, including making all significant economic decisions of Opco, and Forgent Intermediate II LLC owns a majority of the economic interests in Opco. The assets and liabilities of Opco represent substantially all of the Company’s assets and liabilities with the exception of restricted cash, certain income tax balances, and the payable pursuant to the Tax Receivable Agreement.
All intercompany balances and transactions have been eliminated in consolidation.

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Non-controlling Interests
The non-controlling interests on the condensed consolidated statement of operations represent the portion of earnings or loss attributable to the economic interest in the Company’s subsidiary, Opco, held by the Existing Opco LLC Owners. Non-controlling interests on the condensed consolidated balance sheet represent the portion of net assets of the Company attributable to the Existing Opco LLC Owners, based on the portion of the Opco LLC Interests owned by such unit holders. As of September 30, 2026, the non-controlling interests were 9.82%.
Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheet as of September 30, 2026, the condensed consolidated statements of operations, changes in stockholders’/members’ equity, and cash flows for the three months ended September 30, 2026 and 2025 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2026 and the results of its operations and its cash flows for the three months ended September 30, 2026 and 2025. The financial data and other information disclosed in these notes related to the three months ended September 30, 2026 and 2025 are also unaudited. The results for the three months ended September 30, 2026 are not necessarily indicative of results to be expected for the year ending June 30, 2027, any other interim periods, or any future year or period. The consolidated balance sheet as of June 30, 2026 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 15, 2026 (the “2026 Form 10-K”).
There have been no changes to the Company’s significant accounting policies described in the Company’s 2026 Form 10-K that have had a material impact on its condensed consolidated financial statements and related notes.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimated profit on contracts recognized over time measured using the input method, variable consideration on revenue, allowance for credit losses, reserve for excess and obsolete inventory, warranty liability, incremental borrowing rates on operating leases, income taxes, uncertain tax positions, fair value of net assets acquired, liabilities assumed and equity-based consideration issued in a business combination, equity-based compensation, useful lives of property and equipment, useful lives of intangible assets, and the payable related to the tax receivable agreement.
Concentrations of Credit Risk
The Company has cash and cash equivalents deposited at certain financial institutions which, at times, may exceed the limits provided by the Federal Deposit Insurance Corporation. The Company has not experienced any losses on such amounts and believes it is not subject to significant credit risk related to cash balances.
During the three months ended September 30, 2026, the Company had no customers whose revenues were greater than 10% of revenues. During the three months ended September 30, 2025 the Company had two customers whose revenues were greater than 10% of revenues. These customers represented approximately 13% and 11% of revenues and 7% and 11% of accounts receivable, respectively.
Cash and Cash Equivalents
The Company considers cash and cash equivalents to include cash on hand, cash held in demand deposit accounts, and all highly liquid financial instruments purchased with a maturity of three months or less.

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Restricted Cash
Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the condensed consolidated statements of cash flows. Restricted cash is restricted as to withdrawal or use under the Opco LLC Agreement for future payments under the Tax Receivable Agreement (described below) and totaled $22.9 million as of September 30, 2026.
A reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated statements of cash flows is as follows (in thousands):

	As of September 30,
	2026	2025
Cash and cash equivalents	$199,916	$81,371
Restricted cash included in prepaid and other current assets	22,863	—
Total cash, cash equivalents, and restricted cash	$222,779	$81,371
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
The fair values of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying values due to their short maturities. The long-term debt is Level 2 in the fair value hierarchy, and the carrying value of the Senior Secured Debt approximates its fair value, as it is based on current market rates at which the Company could borrow funds with similar terms.
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

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4.    Accounts Receivable, net
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2026	June 30, 2026
Accounts receivable	$384,936	$333,728
Less: allowance for credit losses	(4,775)	(4,100)
Accounts receivable, net	$380,161	$329,628
5.    Inventory, net
Inventory, net consisted of the following (in thousands):

	September 30, 2026	June 30, 2026
Raw materials	$295,321	$210,484
Work in process	37,758	23,242
Finished goods	22,712	24,665
Less: allowance for slow-moving and excess inventory	(9,573)	(8,574)
Inventory, net	$346,218	$249,817
6.    Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	Estimated Useful Lives (Years)	September 30, 2026	June 30, 2026
Machines and equipment	3-10	$93,968	$87,833
Leasehold improvements	7-10	78,101	73,344
Vehicles	5	1,655	1,426
Furniture and fixtures	3-7	5,165	3,980
Software	3-7	5,095	3,941
Construction in progress	—	76,755	58,807
		260,739	229,331
Less: accumulated depreciation		(29,871)	(24,374)
Property and equipment, net		$230,868	$204,957
Construction in progress is primarily related to the expansion of both new and currently leased manufacturing campuses. These assets will be placed in service and reclassified to machinery and equipment and leasehold improvements when the related projects are complete.
Depreciation expense for the three months ended September 30, 2026 and 2025 was $5.6 million and $3.1 million, respectively. During the three months ended September 30, 2026, $4.8 million and $0.8 million were allocated to cost of revenues and operating expenses, respectively. During the three months ended September 30, 2025, $2.8 million and $0.3 million were allocated to cost of revenues and operating expenses, respectively.

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7.    Goodwill and Other Intangible Assets, net
Goodwill
Goodwill totaled $516.6 million as of both September 30, 2026 and June 30, 2026 and relates to prior acquisitions.
Other Intangible Assets
Other intangible assets, net consisted of the following (in thousands):

	Estimated Useful Lives (Years)	September 30, 2026	June 30, 2026
Amortizable:
Costs:
Customer relationships	12-15	$213,202	$213,202
Trade names	3-15	125,579	125,579
Backlog	1-2	68,454	68,454
Noncompete agreements	5	8,854	8,854
Trademarks	10	94	94
Total amortizable intangibles		416,183	416,183
Accumulated amortization:
Customer relationships		(37,127)	(33,458)
Trade names		(22,799)	(20,566)
Backlog		(68,454)	(68,454)
Noncompete agreements		(4,651)	(4,208)
Trademarks		(9)	(7)
Total accumulated amortization		(133,040)	(126,693)
Other intangible assets, net		$283,143	$289,490
Amortization expense for the three months ended September 30, 2026 and 2025 was $6.3 million and $12.8 million, respectively.
8.    Supplemental Balance Sheet Information
Prepaid and other current assets consisted of the following (in thousands):

	September 30, 2026	June 30, 2026
Vendor deposits	$64,779	$62,972
Prepaid expenses	24,843	23,651
Restricted cash	22,863	24,236
Contract assets	20,037	20,038
Other	11,076	10,272
Prepaid and other current assets	$143,598	$141,169

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Accrued expenses consisted of the following (in thousands):

	September 30, 2026	June 30, 2026
Accrued compensation	$28,223	$46,005
Accrued commissions	6,467	5,421
Accrued rebates	3,235	2,452
Accrued taxes	20,573	16,028
Accrued warranties	10,603	10,446
Accrued interest	836	793
Accrued purchases	28,472	14,143
Accrued legal and accounting fees	3,769	3,345
Other accrued expenses	24,483	23,723
Accrued expenses	$126,661	$122,356
9.    Long-Term Debt
Long-term debt consisted of the following (in thousands):

	September 30, 2026	June 30, 2026
Term Loan Facility	$597,000	$598,500
Revolving Facility	—	—
Less: discount and deferred financing costs	(15,660)	(16,325)
Total debt, net of discount and deferred financing costs	581,340	582,175
Less: current portion	(6,000)	(6,000)
Long-term debt, net current portion	$575,340	$576,175
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
On June 23, 2026, Holdings and the Borrowers entered into Amendment No. 1 to the Senior Credit Agreement (“Amendment No. 1”), pursuant to which, among other things, (1) the Borrowers refinanced in full the outstanding term loans under the 2025 Term Loan Facility with a new tranche of term loans in an aggregate original principal amount of $600 million (the 2025 Term Loan Facility, as amended, the “Term Loan Facility” and the loans thereunder, the “Term Loans”) at a lower interest rate compared to the 2025 Term Loans, and (2) the interest rates applicable to the loans under the Revolving Facility (together with the Term Loan Facility, collectively, the “Senior Credit Facilities”) were decreased. The refinancing of the 2025 Term Loan Facility was effected through a combination of cashless rollovers by certain existing lenders and borrowings from new lenders.

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Term Loan Facility matures on December 19, 2032, and the Revolving Facility matures on December 19, 2030. As of September 30, 2026, no amounts were outstanding under the Revolving Facility, and $597 million was outstanding under the Term Loan Facility.
The obligations of the Borrowers under the Senior Credit Agreement are guaranteed by the Guarantors (as defined in the Senior Credit Agreement) and are secured by first priority security interests on all or substantially all of the Loan Parties’ (as defined in the Senior Credit Agreement) assets (subject to certain customary exceptions).
Interest Rate
As of September 30, 2026, the Senior Credit Facilities bore interest based on, at the option of the Parent Borrower, (1) a “base rate” (defined as the highest rate of: a) the NYFRB in effect on such day plus 0.5%, b) the one-month Term SOFR, a forward-looking interest rate benchmark derived from the secured overnight financing rate as administered by the Federal Reserve Bank of New York (after giving effect to a 0.00% per annum floor), plus 1% per annum, and c) the prime rate) plus a margin of 1.25% per annum or (2) Term SOFR, subject to a 0.00% per annum floor for the applicable interest period, plus a margin of 2.25% per annum.
The effective interest rate on the Company’s outstanding borrowings under the Senior Credit Facilities was approximately 6.73% as of September 30, 2026.
Voluntary Prepayments; Repayments of Principal
Subject to certain notice requirements, the Borrowers may voluntarily prepay outstanding loans under the Senior Credit Agreement, in whole or in part, subject to payment of (1) customary “breakage” costs with respect to Term SOFR loans prepaid on any date other than the last day of the applicable interest period and (2) in the case of Term Loans only, in connection with a Repricing Transaction (as defined in the Senior Credit Agreement) occurring within six months after June 23, 2026, a 1.00% prepayment premium.
The Term Loans amortize at an annual rate of 1.00% of the original principal amount thereof, payable in quarterly installments, with the balance due at maturity. The Term Loans are also subject to mandatory prepayments with the proceeds of certain asset sales, insurance proceeds, and debt issuances, subject in the case of asset sale and insurance mandatory prepayments, to a customary reinvestment right. In addition, an annual mandatory prepayment of the Term Loans is required with a portion of the Parent Borrower’s excess cash flow, subject to a de minimis threshold and certain deductions.
Certain Covenants, Representations, and Warranties
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

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In addition, the Senior Credit Agreement includes a springing financial covenant for the benefit of the Revolving Facility that will be tested on the last day of any fiscal quarter only if the aggregate outstanding amount of revolving credit borrowings under the Senior Credit Agreement (excluding, for the avoidance of doubt, all undrawn letters of credit) exceeds 40% of the aggregate amount of revolving credit commitments as of the last day of any fiscal quarter. If such condition is met, the financial covenant requires the Parent Borrower to maintain a ratio of consolidated first lien debt to consolidated Adjusted EBITDA (as defined in the Senior Credit Agreement) no greater than 7.50 to 1.00 on the last day of such fiscal quarter.
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
Interest Expense
Interest expense for the three months ended September 30, 2026 was $9.8 million, which included amortization / write-off of discounts and deferred financing costs of $0.7 million. Interest expense for the three months ended September 30, 2025 was $13.9 million, which included amortization / write-off of discounts and deferred financing costs of $1.0 million.
10.    Income Taxes
The Company is taxed as a subchapter C corporation and, therefore, is subject to federal, state and local income taxes. The Company’s sole material asset is its investment in Opco, which is a limited liability company that is taxed as a partnership for U.S. federal and certain state and local income tax purposes. Opco includes disregarded entities whose net taxable income and related tax credits, if any, are passed through to its members and included in the members’ tax returns, along with a subchapter C corporation and foreign entities whose net taxable income is subject to federal, state and foreign taxes. Opco’s disregarded entities are subject to and report an entity-level tax in various states.
A significant portion of the earnings allocated to the non-controlling interest holders is not subject to federal and state income taxes by the Company. As a result, the Company’s effective tax rate can differ materially from the statutory rate, depending on the ownership percentage of the non-controlling interests.
Income tax expense was $15.3 million and $2.9 million for the three months ended September 30, 2026 and 2025, respectively. Our effective income tax rate for the three months ended September 30, 2026 and 2025 was 21.9% and 15.9%, respectively. For the three months ended September 30, 2026, our effective income tax rate differed from the federal statutory rate of 21% primarily due to state tax expense, partially offset by our non-controlling interest not being subject to income taxes, and the use of R&D credits. For the three months ended September 30, 2025, the effective income tax rate differed from the federal statutory rate primarily due to a large portion of our non-controlling interest not being subject to income taxes and the use of R&D credits.
In calculating the provision for interim income taxes, in accordance with ASC Topic 740, an estimated annual effective tax rate is applied to year-to-date ordinary income. At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year.

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
11.    Payable Pursuant to the Tax Receivable Agreement
In connection with our IPO, the Company entered into a Tax Receivable Agreement (“TRA”) with Forgent Parent I LP, Forgent Parent II LP, Forgent Parent III LP, and Forgent Parent IV LP (collectively, the “Continuing Equity Owners”) that provides for the payment by the Company to such Continuing Equity Owners of 85% of the benefits, that the Company realizes, or is deemed to realize, as a result of (i) future redemptions funded by the Company or exchanges of Opco LLC Interests for the Company’s Class A common stock, and (ii) the Company’s allocable share of existing tax basis acquired in its IPO and other tax benefits related to entering into the TRA.
During the three months ended September 30, 2026, the Company indirectly redeemed an aggregate of 14,555,925 Opco LLC Interests, which resulted in an increase in the tax basis of the Company’s investment in Opco, subject to the provisions of the TRA. As a result of these redemptions, during the three months ended September 30, 2026, the Company recognized an increase to its deferred tax assets (net of valuation allowance) in the amount of $188.7 million, and corresponding TRA liabilities of $144.1 million.
As of September 30, 2026, the total amount due under the TRA was $483.0 million, and the Company has yet to make its first TRA payment.
12.    Operating Leases
The following table summarizes the right of use assets and lease liabilities (in thousands):

	September 30, 2026	June 30, 2026
Operating right of use assets	$108,740	$108,432
Operating lease liabilities, current portion	$9,594	$8,626
Operating lease liabilities, net of current portion	112,924	112,970
Operating lease liabilities	$122,518	$121,596

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The details of the Company’s lease expense were as follows (in thousands):

	Three Months Ended September 30,
	2026	2025
Operating lease expense	$5,378	$5,161
Variable lease expense	849	494
Short-term lease expense	228	377
Total operating lease expense	$6,455	$6,032
Supplemental cash flow and other information related to operating leases were as follows (in thousands):

	Three Months Ended September 30,
	2026	2025
Operating cash flows from operating leases	$5,746	$5,216
Non-cash activities:
Operating lease liabilities from obtaining right of use assets	$1,992	$—
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

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Disaggregation of Revenues
The following table disaggregates revenues by principal offering and timing of transfer of control (in thousands):

	Three Months Ended September 30,
	2026	2025
Revenues by principal offering:
Custom products	$353,947	$205,170
Powertrain solutions	106,084	65,411
Standard products	10,673	9,026
Services	7,862	3,667
Revenues	$478,566	$283,274
Revenues by timing of recognition:
Over-time revenues	$274,580	$162,223
Point-in-time revenue	203,986	121,051
Revenues	$478,566	$283,274
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

	Location on the Consolidated Balance Sheets	September 30, 2026	June 30, 2026
Billed accounts receivable	Accounts receivable, net	$225,133	$232,197
Retainage	Accounts receivable, net	$2,906	$2,906
Unbilled receivables	Accounts receivable, net	$152,122	$94,525
Contract assets	Prepaid and other current assets	$20,037	$20,038
Deferred revenue	Deferred revenue	$423,267	$263,859
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

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The Company also receives deferred revenue in the form of customer deposits. The customer deposits are short term as the related performance obligations are typically fulfilled within 12 months. The changes in deferred revenue relate to fluctuations in the timing of customer deposits and completion of performance obligations. During the three months ended September 30, 2026, the Company recognized $93.6 million in revenues from deferred revenue recorded as of June 30, 2026. During the three months ended September 30, 2025, the Company recognized $54.8 million in revenues from deferred revenue recorded as of June 30, 2025.
14.    Stockholders’ Equity
Amendment and Restatement of Certificate of Incorporation
On February 4, 2026, the Company’s certificate of incorporation was amended and restated to, among other things, provide for the (i) authorization of 2,000,000,000 shares of Class A common stock; (ii) authorization of 100,000,000 shares of Class B common stock; (iii) authorization of 20,000,000 shares of preferred stock with a par value of $0.00001 per share that may be issued from time to time by the Company’s board of directors in one or more series; and (iv) establishment of a classified board of directors, divided into three classes, each of whose members will serve for staggered terms.
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
The Company’s board of directors is authorized to direct the Company to issue shares of preferred stock in one or more series in its discretion to determine the number and designation of such series and the powers, rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock. As of September 30, 2026, no series of preferred stock have been issued.

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
15.    Non-Controlling Interests
On July 6, 2026, the Company used net proceeds from the follow-on offering to indirectly redeem 14,555,925 Opco LLC Interests from the Existing Opco LLC Owners. As of September 30, 2026, the Company owned 90.18% of Opco.
The following table summarizes the effects of the changes in ownership in Opco on the Company’s equity (in thousands):

Three Months Ended September 30, 2026
Net income attributable to non-controlling interest	$6,579
Transfers to non-controlling interests:
Decrease from reallocation of non-controlling interest	(41,165)
Change from net income attributable to/from non-controlling interest and transfers to non-controlling interest	$(34,586)
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
Distributions for Taxes
As a limited liability company (treated as a partnership for income tax purposes), Opco does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the Opco LLC Agreement, Opco is required to distribute cash, to the extent that Opco has cash available, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of Opco taxable earnings. Opco makes such tax distributions to its members quarterly, based on the single highest marginal tax rate applicable to its members applied to projected year-to-date taxable income, with a final accounting once actual taxable income or loss has been determined. There were no tax distributions made to non-controlling Opco LLC Interests holders during the three months ended September 30, 2026.
Other Distributions
Pursuant to the Opco LLC Agreement, the Company has the right to determine when distributions will be made to Opco LLC members and the amount of any such distributions. If the Company authorizes a distribution, such distribution will be made to the members of the Opco LLC (including the Company) pro rata in accordance with the percentages of their respective Opco LLC units.
16.    Earnings per Share
Basic earnings per share is computed by dividing net income attributable to the Company by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share is computed by adjusting the net income available to the Company and the weighted average shares outstanding to give effect to potentially dilutive securities. The Company’s restricted stock units are considered stock equivalents for this purpose.
Earnings per share is presented only for the period from after the IPO, which was completed on February 6, 2026. The Company’s current capital structure is not reflective of the capital structure of Opco prior to the IPO and related reorganization transactions. Therefore, earnings per share has not been presented for the three months ended September 30, 2025.

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net income per share of Class A common stock for the three months ended September 30, 2026 (in thousands, except per share amounts):

Three Months Ended September 30, 2026
Numerator:
Net income attributable to Forgent Power Solutions, Inc. - basic	$48,244
Add: Net income impact from assumed redemption of all Opco LLC Interests to common stock	—
Net income attributable to Forgent Power Solutions, Inc. - diluted	$48,244
Denominator:
Weighted average shares of Class A common stock outstanding - basic	273,736
Dilutive effects of:
Opco LLC Interests that are exchangeable to common stock	—
Unvested restricted stock units	334
Unvested stock options	—
Weighted average shares of Class A common stock outstanding - diluted	274,070

Earnings per share of Class A common stock - basic	$0.18
Earnings per share of Class A common stock - diluted	$0.18
For the three months ended September 30, 2026, the reallocation of net income attributable to non-controlling interest from the assumed conversion of Opco LLC Interests has been excluded along with the dilutive effect of stock options and Opco LLC Interests to the weighted average shares of Class A common stock outstanding - dilutive as it was antidilutive.
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
During the three months ended September 30, 2026 and 2025, the Company recognized $10.7 million and $0.6 million, respectively, in equity-based compensation. As of September 30, 2026, the Company had $12.0 million of unrecognized compensation costs which are expected to be recognized over a weighted average period of 1.3 years. For the three months ended September 30, 2026 and 2025, forfeitures were immaterial.

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
The following table summarizes the RSU activity for the three months ended September 30, 2026:

	Restricted Stock Units	Weighted Average Price
Unvested at beginning of period	694,991	$27.55
Granted	522,157	$30.48
Forfeited	—	$—
Vested	(13,522)	$29.27
Unvested at end of period	1,203,626	$28.80
For the three months ended September 30, 2026, the Company recognized $3.0 million in RSU-related compensation. As of September 30, 2026, the Company had $28.7 million of unrecognized RSU compensation costs, which is expected to be recognized over a weighted-average period of 2.5 years.
Stock Options
In September 2026, under the Incentive Plan, the Company’s Compensation Committee approved the issuance of stock option grants to certain of the Company’s executive management. The stock options vest annually over three years of the anniversary of the award and are exercisable within a 10-year period from the date of the grant. Activity for the Stock Options for the three months ended September 30, 2026 was as follows:

	Stock Options	Weighted Average Exercise Price
Unvested at beginning of period	—	$—
Granted	481,833	$29.27
Forfeited	—	$—
Vested	—	$—
Unvested at end of period	481,833	$29.27
The Company estimates the fair value of stock options on the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which greatly affect the fair value of each stock option. The assumptions used to estimate the fair value of stock options granted during the three months ended September 30, 2026 were as follows:

September 30, 2026
Fair value	$14.58
Stock price	$29.27
Risk-free interest rate	4.55%
Expected life (years)	6
Annualized equity volatility	45.00%
For the three months ended September 30, 2026, the Company recognized $0.2 million in stock option-related compensation. As of September 30, 2026, the Company had $6.8 million of unrecognized stock option compensation costs, which is expected to be recognized over a weighted-average period of 2.9 years.

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
18.    Segment Reporting
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
The CODM assesses performance of the Company and decides how to allocate resources based on net income (loss) that is also reported on the consolidated statements of operations. Significant segment expenses are consistent with those presented on the consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total assets, and total capital expenditures, depreciation, and amortization are reported on the consolidated statements of cash flows. The CODM is involved in determining and reviewing projected net income and income from operations as part of the annual operating plan process. Throughout the year, the CODM considers forecast to actual results and variances on a monthly and quarterly basis to allocate resources for the Company.
The following table presents selected financial information with respect to the Company’s single reportable segment as follows (in thousands):

	Three Months Ended September 30,
	2026	2025
Revenues	$478,566	$283,274
Cost of Revenues	320,287	185,322
Gross Profit	158,279	97,952
Operating Expenses
Selling, general and administrative expenses	71,965	53,583
Depreciation and amortization	7,132	13,206
Total operating expenses	79,097	66,789
Income from Operations	79,182	31,163
Total Other Expense, net	(9,023)	(12,673)
Income Tax Expense	(15,336)	(2,934)
Net Income	$54,823	$15,556
19.    Related Party Transactions
Operating Leases
The Company incurred rent expenses totaling $0.5 million and $0.8 million for the three months ended September 30, 2026 and 2025, respectively, related to related party operating leases for properties owned by the former owners. As of September 30, 2026 and June 30, 2026, the Company had related party operating lease right of use assets totaling $3.4 million and $3.5 million and operating lease liabilities totaling $3.4 million and $3.6 million, respectively. See Note 12, “Operating Leases” for further information.
Sponsor Fees and Expenses
During the three months ended September 30, 2026, the Company did not incur any sponsor fees and expenses from Neos Partners, LP. During the three months ended September 30, 2025, the Company incurred sponsor fees and expenses from Neos Partners, LP totaling $6.6 million. As of both September 30, 2026 and June 30, 2026, the Company had no outstanding payables to the private equity sponsor.

FORGENT POWER SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Revenue from Related Parties
The Company earned revenue from other portfolio companies controlled by Neos Partners, LP totaling $0.2 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and June 30, 2026, the Company had receivables totaling $0.4 million and $0.4 million, respectively, due from other portfolio companies.
Expenses from Related Parties
The Company incurred expenses from other portfolio companies controlled by Neos Partners, LP totaling $1.4 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and June 30, 2026, the Company had $0.9 million and $1.4 million, respectively, of outstanding payables due to the other portfolio companies controlled by Neos Partners, LP.
20.    Commitments and Contingencies
Legal Proceedings
The Company is from time to time subject to legal proceedings and claims, which arise in the normal course of its business. In the opinion of management and legal counsel, the amount of losses that may be sustained, if any, would not have a material effect on the financial position, results of operations or cash flows of the Company.
Tariffs
In February 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). In March 2026, the Court of International Trade further ruled that U.S. Customs and Border Protection (“CBP”) must refund IEEPA tariffs that were previously collected. As of September 30, 2026, the Company paid tariffs imposed under IEEPA totaling $6.0 million and claimed tariff reimbursements for the same amount. During the three months ended September 30, 2026, the Company received $5.6 million of IEEPA tariff refunds, of which $1.4 million was recognized as a net reduction to cost of revenues on the consolidated statements of operations for the three months ended September 30, 2026. As of September 30, 2026, the Company had no remaining receivable balance for potential IEEPA tariff refunds.
Surety Bonds
We provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee our performance in accordance with contractual or legal obligations. As of September 30, 2026, the maximum potential payment obligation with regard to surety bonds was $40.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions about our business and operations. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections of this Quarterly Report captioned “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
This MD&A contains the presentation of non-GAAP measures, including Adjusted EBITDA, Adjusted Net Income, and Adjusted EPS, because they provide the Company and readers of this Quarterly Report with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend for these non-GAAP measures to be substitutes for any GAAP financial information. Readers of this Quarterly Report should use Adjusted EBITDA, Adjusted Net Income, and Adjusted EPS only in conjunction with Net Income, the most comparable GAAP financial measure. Reconciliations to the most comparable GAAP measures are provided in “—Non-GAAP Financial Measures.”
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
Recent Developments
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
Performance Measures
The primary financial metrics we use to evaluate our overall performance and to track the business results from year to year are Revenues, Net Income, Adjusted EBITDA, Adjusted Net Income, and Adjusted EPS.
In managing our business and assessing financial performance, we supplement the information provided by the consolidated financial statements with other operating metrics. These operating metrics are utilized by our management to evaluate our business, measure our performance, identify trends affecting our business, and formulate projections.
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
The following table sets forth a summary of our financial highlights for the periods indicated (in thousands):

	Three Months Ended September 30,
	2026	2025
Revenues	$478,566	$283,274
Net Income	$54,823	$15,556
Adjusted EBITDA(1)	$104,896	$65,100
Adjusted Net Income(1)	$72,004	$39,318
Diluted EPS	$0.18	N/A
Adjusted EPS(1)	$0.24	N/A
(1)Adjusted EBITDA, Adjusted Net Income, and Adjusted EPS are non-GAAP financial measures. See “—Non-GAAP Financial Measures” below for additional information about Adjusted EBITDA and Adjusted Net Income and for reconciliations of such measures to net income, the most directly comparable GAAP financial measures.

Key Factors Affecting Our Performance
We believe our financial performance, results of operations and future success depend on a number of factors that present significant opportunities for us, but also pose risks and challenges, including those described below and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026.
Data Center Construction Activity
We derive a significant portion of our revenues from products used in data centers, and demand for our products depends, in part, on continued investment in digital infrastructure generally and data centers specifically. Investment in data centers is subject to a number of factors, including the frequency and nature of innovations, whether or not developing or implementing those innovations requires new physical infrastructure, and the availability of capital to fund investments in that infrastructure.
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
Offering Mix
The profit margins we earn can vary significantly based on the type of product we sell, the level of customization, the size of the order and other factors. We typically earn higher profit margins on engineered-to-order Custom Products and Powertrain Solutions than on Standard Products. Our overall profit margins can vary between quarters based on offering mix in the period. Our profit margins can also vary based on the amount of revenue from services that we generate as a percentage of our total revenues in the period.
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
Cost of Raw Material and Labor Inputs
Our largest expenses for purchases of key raw materials are electrical steel, carbon steel, copper, aluminum, and other key raw materials used to manufacture our products. Steel and copper are subject to significant price volatility. The cost of raw materials that we purchase, as well as the cost of components that we manufacture in Mexico and ship to the United States, can also be impacted directly or indirectly by the imposition of tariffs on foreign imports to the United States or geopolitical events that disrupt our supply chain. Our profit margins are impacted by, among other things, our ability to pass increases in the cost of our raw materials on to our customers, including any tariffs, and to manage the level of raw material inventory that we hold. In addition, the cost of hourly labor to produce our products, the rate that we add new employees, and our total number of employees has impacted, and may in the future impact, our profit margins. The cost of labor is influenced by the availability of labor, prevailing wages in the areas where our plants are located and other factors. While we have not experienced any significant adverse impact on our business from raw material price volatility, tariffs, supply chain disruptions or labor shortages, any of these factors could have a significant adverse impact on our business in the future. In addition, we may need to hire more personnel than we currently anticipate to support our operations and growth initiatives, and any resulting increases in labor costs could adversely affect our margins and operating results.

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

	Three Months Ended September 30,
	2026	2025	Increase / Decrease	% Change
(in thousands, except change data)
Revenues	$478,566	$283,274	$195,292	69%
Cost of Revenues	320,287	185,322	134,965	73%
Gross Profit	158,279	97,952	60,327	62%
Operating Expenses
Selling, general and administrative expenses	71,965	53,583	18,382	34%
Depreciation and amortization	7,132	13,206	(6,074)	(46)%
Total Operating Expenses	79,097	66,789	12,308	18%
Income from Operations	79,182	31,163	48,019	154%
Other Income (Expense)
Interest expense	(9,829)	(13,873)	4,044	(29)%
Interest income	954	905	49	5%
Other income (expense)	(148)	295	(443)	(150)%
Total Other Expense, net	(9,023)	(12,673)	3,650	(29)%
Income Before Tax Expense	70,159	18,490	51,669	279%
Income Tax Expense	(15,336)	(2,934)	(12,402)	423%
Net Income	54,823	15,556	39,267	252%
Less: net income attributable to non-controlling interest	6,579	5,543	1,036	19%
Net Income Attributable to Forgent Power Solutions, Inc.	$48,244	$10,013	$38,231	382%

Comparison of Operations for the Three Months Ended September 30, 2026 and 2025
Revenues
Revenues for the three months ended September 30, 2026 were $478.6 million as compared to $283.3 million for the three months ended September 30, 2025. The increase in revenues was driven by increases in sales of Custom Products and Powertrain Solutions, attributable to growing demand for our products across our end markets and leveraging additional capacity added at all campuses to meet customer demand.
Cost of Revenues
Cost of revenues for the three months ended September 30, 2026 were $320.3 million as compared to $185.3 million for the three months ended September 30, 2025. The increase in cost of revenues was primarily driven by an increase in material and labor costs related to higher sales volumes and an increase in fixed overhead costs, including depreciation expense related to the expansion of our manufacturing campuses. Cost of revenues as a percentage of revenues increased primarily as a result of under-absorbed labor costs related to accelerated headcount growth, under-absorbed fixed overhead relating to new campuses ramping toward their target production rates, and one-time startup costs at new campuses.

Operating Expenses:
Selling, General, and Administrative
Selling, general, and administrative expenses for the three months ended September 30, 2026 were $72.0 million as compared to $53.6 million for the three months ended September 30, 2025. The increase in selling, general, and administrative expenses was primarily driven by an increase in payroll expenses of $20.5 million, which included accelerated equity-based compensation related to severance of $8.1 million, partially offset by a decrease in professional services expenses of $6.0 million.
Depreciation
Depreciation for the three months ended September 30, 2026 was $0.8 million as compared to $0.3 million for the three months ended September 30, 2025. The increase in depreciation was primarily driven by an increase in property and equipment in the current fiscal year.
Amortization
Amortization of intangibles for the three months ended September 30, 2026 was $6.3 million as compared to $12.8 million for the three months ended September 30, 2025. The decrease in amortization was driven by intangible assets from certain acquisitions being fully amortized during the prior fiscal year.
Interest Expense
Interest expense for the three months ended September 30, 2026 was $9.8 million as compared to $13.9 million for the three months ended September 30, 2025. The decrease in interest expense was primarily driven by lower interest rates in the current year.
Interest Income
Interest income for the three months ended September 30, 2026 was $1.0 million as compared to $0.9 million for the three months ended September 30, 2025.
Income Tax Expense
Income tax expense was $15.3 million and $2.9 million for the three months ended September 30, 2026 and 2025, respectively. Our effective income tax rate for the three months ended September 30, 2026 and 2025 was 21.9% and 15.9%, respectively. For the three months ended September 30, 2026, our effective income tax rate differed from the federal statutory rate of 21% primarily due to state tax expense, partially offset by our non-controlling interest not being subject to income taxes, and the use of R&D credits.
Net Income
As a result of the factors discussed above, net income for the three months ended September 30, 2026 was $54.8 million compared to $15.6 million for the three months ended September 30, 2025.
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
Among other limitations, Adjusted EBITDA, Adjusted Net Income, and Adjusted EPS do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments and do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations. Adjusted EBITDA, Adjusted Net Income, and Adjusted EPS also do not reflect income tax expense or benefit.
Because of these limitations, Adjusted EBITDA, Adjusted Net Income, and Adjusted EPS should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA, Adjusted Net Income, and Adjusted EPS on a supplemental basis. You should review the reconciliations of net income (loss) to Adjusted EBITDA, Adjusted Net Income, and Adjusted EPS respectively below and not rely on any single financial measure to evaluate our business.
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
•Adjusted EPS – We define Adjusted EPS as Adjusted Net Income divided by the diluted weighted average shares of Class A common shares outstanding for the applicable period, which assumes the exchange of all outstanding Class B common shares for Class A common shares as of the beginning of the earliest period presented.

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
The table below reconciles Net Income (the most directly comparable GAAP measure) to Adjusted EBITDA (a non-GAAP measure) for the periods presented (in thousands):

	Three Months Ended September 30,
	2026	2025
Net Income	$54,823	$15,556
Interest expense	9,829	13,873
Interest income	(954)	(905)
Income tax expense	15,336	2,934
Depreciation expense	5,631	3,106
Amortization of intangibles	6,347	12,778
Equity-based compensation	13,884	560
Sponsor fees and expenses(1)	—	6,600
Public company readiness costs(2)	—	1,402
Earnout expenses(3)	—	5,400
Non-recurring integration and consulting fees(4)	—	3,796
Adjusted EBITDA	$104,896	$65,100
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
(4)Represents non-recurring professional services fees we incurred in connection with certain post-acquisition activities, including valuation, technical accounting, and integration consulting services.

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
The table below reconciles Net Income Attributable to Forgent Power Solutions, Inc. (the most directly comparable GAAP measure) to Adjusted Net Income (a non-GAAP measure) for the periods presented (in thousands):

	Three Months Ended September 30,
	2026	2025
Net Income Attributable to Forgent Power Solutions, Inc.	$48,244	$10,013
Net income impact from pro forma conversion of Class B common stock to Class A common stock(1)	6,579	5,543
Adjustment to the provision for income tax(2)	(1,336)	(522)
Tax effected net income	53,487	15,034
Amortization of intangibles	6,347	12,778
Amortization / write off of discounts and deferred financing costs	714	999
Equity-based compensation	13,884	560
Sponsor fees and expenses(3)	—	6,600
Public company readiness costs(4)	—	1,402
Earnout expenses(5)	—	5,400
Non-recurring integration and consulting fees(6)	—	3,796
Tax impact of adjustments(7)	(2,428)	(7,251)
Adjusted Net Income	$72,004	$39,318
______________
(1)Reflects net income to Class A common shares from pro forma exchange of corresponding shares of our Class B common shares held by the Existing Opco LLC Owners (as defined in Note 1, “Organization and Nature of Business” of the Notes to the Condensed Consolidated Financial Statements).
(2)The Company is subject to U.S. Federal income taxes, in addition to state and local taxes with respect to its allocable share of any net taxable income of Opco. The adjustment to the provision for income tax reflects the effective tax rates below, assuming the Company owns 100% of the Opco LLC Interests units.

	Three Months Ended September 30,
	2026	2025
Statutory U.S. Federal income tax rate	21.00%	21.00%
State and local taxes (net of federal benefit)	2.88%	2.64%
Permanent items, including valuation adjustment	(0.28)%	(0.23)%
Effective income tax rate for Adjusted Net Income	23.60%	23.41%
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

Adjusted EPS
Adjusted EPS is intended as a supplemental measure of performance that is neither required by, nor presented in accordance with, GAAP. We present Adjusted EPS because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.
In addition, we use Adjusted EPS (i) in evaluating management’s performance when determining incentive compensation and (ii) to evaluate the effectiveness of our business strategies.
The table below reconciles Weighted Average Shares Outstanding (the most directly comparable GAAP measure) to Adjusted Diluted Weighted Average Shares Outstanding for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,
	2026	2025
Weighted average shares of Class A common stock outstanding - basic	273,736	N/A (a)
Assumed exchange of Class B common stock to Class A common stock	30,693	N/A (a)
Dilutive effect of restricted stock units	334	N/A (a)
Dilutive effect of stock options	—	N/A (a)
Adjusted diluted weighted average shares outstanding	304,763	N/A (a)

Adjusted Net Income	$72,004	N/A (a)
Adjusted EPS	$0.24	N/A (a)
(a) This Non-GAAP measure is not applicable for this period, as the Company’s initial public offering had not yet occurred.
Liquidity and Capital Resources
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods (in thousands):

	Three Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$136,115	$5,935
Net cash used in investing activities	(31,706)	(29,889)
Net cash used in financing activities	(3,343)	(5,997)
Increase (decrease) in cash, cash equivalents, and restricted cash	$101,066	$(29,951)
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
As of September 30, 2026, our cash and cash equivalents were $199.9 million. Net working capital as of September 30, 2026 was $338.2 million.
As of September 30, 2026, we had outstanding borrowings, net of discount and deferred financing fees of $581.3 million, $6.0 million of which was due to be paid in the next 12 months, and $246.4 million available for additional borrowings under our line of credit.
The Company’s credit facilities require the Company to comply with specified financial and non-financial covenants including limitations related to incurring liens, secured debt, and certain other financing arrangements. The Company was in compliance with these covenants as of September 30, 2026.

Operating Activities
For the three months ended September 30, 2026, cash provided by operating activities was $136.1 million. Cash provided by operating activities was primarily driven by net income of $54.8 million. Cash provided by operating activities was favorably impacted by $36.0 million of net non-cash items, including $12.0 million of depreciation and amortization and $0.7 million of amortization / write-off of discounts and deferred financing costs. Cash flow from operations for the three months ended September 30, 2026 was increased by $45.3 million for working capital items, including sources of cash from accounts payable of $35.7 million primarily related to inventory purchases, $4.3 million in accrued expenses, and $159.4 million in deferred revenue related to favorable timing of customer deposits and milestone payments, partially offset by uses of cash of $51.2 million for accounts receivable resulting from increased revenues and $98.8 million for inventory to support orders in backlog.
For the three months ended September 30, 2025, cash provided by operating activities was $5.9 million. Cash provided by operating activities was primarily driven by net income of $15.6 million. Cash provided by operating activities was favorably impacted by $21.5 million of net non-cash items, including $15.9 million of depreciation and amortization. Cash flow from operations for the three months ended September 30, 2025 was decreased by $31.1 million for working capital items, including uses of cash of $29.0 million for accounts receivable resulting from increased revenues, $27.5 million for inventory to support orders in backlog, and a reduction in deferred revenue of $5.9 million, partially offset by sources of cash from accounts payable of $17.8 million primarily related to inventory purchases and accrued expenses of $19.6 million primarily related to compensation and sponsor fees.
Investing Activities
For the three months ended September 30, 2026 and 2025, cash used in investing activities of $31.7 million and $29.9 million, respectively, was primarily related to purchases of property and equipment for our capacity expansion.
Financing Activities
For the three months ended September 30, 2026, cash used in financing activities was $3.3 million, of which $1.5 million related to payments on the Term Loan Facility.
For the three months ended September 30, 2025, cash used in financing activities was $6.0 million, of which $1.3 million related to payments on the 2023 Debt Facilities, $3.1 million related to deferred offering costs, and $0.2 million related to deferred financing costs.
Debt Obligations
For a discussion of our debt obligations, see Note 9, “Long-Term Debt” in our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Surety Bonds
For a discussion of our surety bond obligations see Note 20, “Commitments and Contingencies” in our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Product Warranties
For a discussion of our product warranties, see Note 2, “Summary of Significant Accounting Policies—Warranty Liability” within our Annual Report on Form 10-K dated for the fiscal year ended June 30, 2026.
Recent Accounting Pronouncements
For a discussion of our recent accounting pronouncements, see Note 3, “Recently Issued Accounting Pronouncements Not Yet Adopted” in our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Critical Accounting Estimates
For a discussion of our critical accounting estimates, see “Critical Accounting Estimates” within our Annual Report on Form 10-K for the fiscal year ended June 30, 2026. There have been no material changes to these estimates during the period.

FORGENT POWER SOLUTIONS, INC.
PART I - FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk exposures or in our risk management policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORGENT POWER SOLUTIONS, INC.
PART II - OTHER INFORMATION
Part II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows. Refer to Part I. Item 1. Note 20, “Commitments and Contingencies” of “Notes to Condensed Consolidated Financial Statements” for additional information.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks that affect our business, please refer to the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026. There have been no material changes to our risk factors as previously disclosed in the Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity during the quarter ended September 30, 2026.
During the quarter ended September 30, 2026, pursuant to the terms of the Exchange Agreement entered into in connection with our IPO, certain Continuing Equity Owners exchanged 14,555,925 LLC Units together with an equal number of shares of Class B common stock for 14,555,925 newly-issued shares of Class A common stock. These shares of Class A common stock were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) Rule 10b5-1 Trading Plans and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2026, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2026.

Forgent Power Solutions, Inc.

Date:	November 12, 2026	By:	/s/ Gary J. Niederpruem
Gary J. Niederpruem
Chief Executive Officer

Date:	November 12, 2026	By:	/s/ Amy Ard
Amy Ard
Chief Financial Officer